Form 10-Q
period 1996-03-31
NOVA CORP \GA\
filed 1996-06-19
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED MARCH 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM __________ TO _______

    Commission file number  1-14342

                               NOVA Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                             58-2209575
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification Number)


          Five Concourse Parkway, Suite 700, Atlanta, Georgia  30328
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (770) 396-1456
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



    (Former name, former address and former fiscal year, if changed since last report)
- --------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.) Yes  x    No
                                      -----    -----
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years: N/A

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                         -----    -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,683,401 shares of common stock outstanding as of May 31, 1996.

                                NOVA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS


                                                                          Page
                                                                          Number

                         PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

            Condensed Consolidated Balance Sheets -
               March 31, 1996 (unaudited) and December 31,
               1996......................................................    3

            Condensed Consolidated Statements of Income (unaudited) -
               Three months ended March 31, 1996 and
               1995......................................................    4

            Condensed Consolidated Statements of Cash Flows (unaudited) -
               Three months ended March 31, 1996 and
               1995......................................................    5

            Notes to Condensed Consolidated Financial
               Statements................................................    6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    7

                           PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K.............................    9

            Signatures...................................................   10

                         PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  As of December 31, 1995 and March 31, 1996
                (In Thousands, Except Share and Per Share Data)

                                                             December 31,     March 31,
                                                                 1995           1996
                                                            ------------    -----------
                        A S S E T S                                         (Unaudited)

    CURRENT ASSETS:

         Cash and cash equivalents.............................. $   630      $   441
         Trade receivables, less allowance for doubtful accounts
         of $440 and $890, respectively.........................   6,466        5,266
         Accounts receivable from affiliate.....................     719          513
         Inventory..............................................   1,080          944
         Deferred tax asset.....................................   3,065        2,757
         Other current assets...................................     694          742
                                                                 -------      -------
                   Total current assets.........................  12,654       10,663

         Merchant and customer contracts........................  20,603       20,125
         Property and equipment, net............................   7,403        7,822
         Excess cost of businesses acquired.....................  13,795       13,672
         Deferred tax asset.....................................   1,671        1,682
         Other non-current assets...............................   1,992        1,901
                                                                 -------      -------
         Total Assets........................................... $58,118      $55,865
                                                                 =======      =======

          LIABILITIES  AND  STOCKHOLDERS'  EQUITY

    CURRENT LIABILITES:

         Accounts payable....................................... $ 4,180      $ 2,326
         Accrued compensation and related costs.................     996          864
         Reserve for credit losses..............................     883          752
         Other accrued liabilities..............................   3,120        2,639
         Capital lease obilgations due within one year..........   1,083          834
         Long-term debt obligations due within one year.........   4,101        3,470

                                                                 -------      -------
                 Total current liabilities......................  14,363       10,885

         Capital lease obligations..............................     725          597
         Long-term debt obligations.............................  17,013       16,087

    STOCKHOLDERS'  EQUITY:

         Preferred Stock.......................................   33,571       33,571
         Common Stock, $.01 par value, 50,000,000 shares
              authorized, 11,378,120 and 12,364,236
              shares issued, respectively......................      114          124
         Additional paid in capital............................    2,615        3,769
         Accumulated deficit...................................  (10,283)      (9,168)
                                                                 -------      -------
                 Total Stockholders' equity....................   26,017       28,296
                                                                 -------      -------
         Total Liabilities and Stockholders' Equity............  $58,118      $55,865
                                                                 =======      =======

    See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                (In Thousands, Except Share and Per Share Data)


                                                      For the three months ended
                                                               March 31,
                                                       1995            1996
                                                     --------        ---------

REVENUE..........................................  $    29,841     $    60,199

OPERATING COST
  Cost of Service................................       23,753          46,634
  Conversion Cost................................        1,281           1,573
  Selling, General and Administrative............        4,501           8,030
  Depreciation and Amortization..................        1,315           1,679
                                                   -----------     -----------
TOTAL OPERATING COST.............................       30,850          57,916

OPERATING INCOME (LOSS)..........................       (1,009)          2,283

  Interest expense, net..........................          590             490
                                                   -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES..       (1,599)          1,793

  Provision for Income Tax.......................          ---             678
                                                   -----------     -----------
NET INCOME (LOSS)................................  $    (1,599)    $     1,115
                                                   ===========     ===========

Proforma weighted average common and common
  equivalent shares outstanding..................   13,546,922      25,970,798
                                                   ===========     ===========

Proforma net income (loss) per share common and
  common equivalent share........................  $     (0.13)           0.04
                                                   ===========     ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS

                                (In Thousands)

                                                    For the three months ended
                                                             March 31,
                                                       1995            1996
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................  $    (1,599)    $     1,115
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
  Depreciation and amortization..................        1,315           1,679
  Changes in assets and liabilities, net of the
    effects of business acquisitions:
      Trade receivables..........................         (638)          1,406
      Inventory..................................          104             136
      Other assets...............................          551             165
      Accounts payable...........................          162          (1,854)
      Accrued liabilities........................           73            (744)
                                                   -----------      ----------
  Net cash provided by (used in) operating
    activities...................................          (32)          1,903

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses........................         (642)           (161)
  Additions to property and equipment............         (185)         (1,161)
                                                   -----------     -----------
    Net cash provided by (used in) investing
      activities.................................         (827)         (1,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and notes payable.          550           5,100
  Payment of long-term debt and capital leases...         (903)         (7,034)
  Proceeds from stock options exercised..........            0           1,164
                                                   -----------     -----------
    Net cash provided by (used in) financing
      activities.................................         (353)           (770)
                                                   -----------      ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................       (1,212)           (189)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..   $     2,031             630
                                                   -----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........   $       819     $       441
                                                   ===========     ===========


Supplemental Cash Flow Information

Supplemental cash flow disclosures, including non-cash investing and financing activities, are:

                                                    For the three months ended
                                                             March 31,
                                                       1995            1996
                                                   -----------     -----------
Interest Paid....................................         $672            $539
Acquisition of equipment in exchange for debt
  or capital leases..............................          147             ---


See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form S-1 filed with the Securities and Exchange Commission (333-1788). The results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE 2 - CONTINGENCIES

The Company is from time to time subject to claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such pending matters will not have a material effect on the Company's financial position and results of operations.


NOTE 3 - SUBSEQUENT EVENT

In May 1996, the Company consummated an initial public offering (the "Offering") of 3,793,415 shares of common stock. In connection with the Offering, the Company received net proceeds of approximately $65.7 million, after deducting underwriting discounts and commissions and expenses of the Offering. The net proceeds were used (i) to pay all accrued and unpaid dividends of approximately $11.7 million on the outstanding shares of preferred stock of the Company, (ii) to redeem all outstanding shares of Series D Preferred Stock of $5.0 million, and (iii) to repay all of the Company's outstanding bank debt of $15.7 million.

In addition, all shares of Series A, B, and C convertible preferred stock were converted into the Company's common stock automatically upon the consummation of the Offering.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's consolidated statement of income:

                                   Three Month Period   Percentage/Increase
                                    Ended March 31,          (Decrease)
                                  --------------------  --------------------
                                    1995       1996
                                  ---------  ---------
Revenues                             100.0%     100.0%         101.7%
Cost of service                       79.6       77.5           96.3
Conversion costs                       4.3        2.6           22.8
Selling, general and
 administrative expenses              15.1       13.3           78.4
Depreciation and amortization          4.4        2.8           27.7
                                     -----      -----          -----
                                     103.4       96.2           87.7
Operating income (loss)               (3.4)       3.8              -
Interest expense, net                  2.0        0.8          (16.9)
                                     -----      -----          -----
Income (loss) before provision
 for income taxes                     (5.4)       3.0              -
Provision for income taxes               -        1.1              -
                                     -----      -----          -----
Net Income (loss)                    (5.4)%       1.9%             -
                                     =====      =====          =====

REVENUES

          Revenue increased 101.7% to $60.2 million for the quarter ended March 31, 1996 compared with $29.8 million for the same period in 1995. This increase resulted from an 101.0% increase in merchant sales volume processed to $2.8 billion for 1996, compared to $1.4 billion in 1995. This increased sales volume was primarily attributable to $1.2 billion from the transaction with First Union Corporation and each of its principal banking subsidiaries (the "First Union Alliance") and new merchants added as a result of Company sales efforts.

COST OF SERVICE

          Cost of service increased 96.3% to $46.6 million for the quarter ended March 31, 1996 compared with $23.8 million for the same period in 1995. The increase resulted from additional interchange and assessment fees and other processing costs associated with the higher volume of merchant sales. Cost of service as a percent of revenues declined from 79.6% to 77.5%, reflecting continuing cost efficiencies realized from the consolidation of the operations relating to the acquisition of the merchant portfolio of the Bank of Boulder (the "Boulder Acquisition"), consummated in December, 1994.

CONVERSION COSTS

          Conversion costs increased 22.8% to $1.6 million for the quarter ended March 31, 1996 compared with $1.3 million for the same period in 1995. The increase resulted primarily from the ongoing conversion of the First Union portfolio, acquired in December, 1995.

SELLING, GENERAL, AND ADMINISTRATIVE

          Selling, general and administrative expenses increased 78.4% to $8.0 million for the quarter ended March 31, 1996 compared with $4.5 million for the same period in 1995. Higher expenses in 1996 resulted from the addition of personnel in the Company's operations center to support the increased merchant sales volume processed. Additionally, sales and marketing expenses increased to support the Company's growing number of merchants and bank alliance relationships. Selling, general and administrative expenses declined to 13.3% of revenues for the quarter ended March 31, 1996 compared with 15.1% for the same period in 1995, reflecting operational efficiencies.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization increased 27.7% to $1.7 million for the quarter ended March 31, 1996 compared with $1.3 million for the same period in 1995. The increase was principally due to greater depreciation for point-of-sale and system equipment purchased subsequent to the first quarter of 1995. To a lesser extent this expense increased due to additional amortization of certain intangible assets related to the acquisition of merchant portfolios.

OPERATING INCOME (LOSS)

          For the foregoing reasons, operating income for the quarter ended March 31, 1996 increased $3.3 million to $2.3 million compared with an operating loss of $1.0 million.

INTEREST EXPENSE

          Interest expense decreased 16.9% to $490,000 for the quarter ended March 31, 1996 compared with $590,000 for the same period in 1995, due to reduced levels of bank notes payable and purchase note obligations incurred principally in connection with the Boulder Acquisition, as well as a decrease in the Company's interest rate on bank notes.

INCOME TAXES

          As a result of the Company's profitability for the first quarter of fiscal year 1996, income tax expense was recorded at an effective tax rate of approximately 38%.

NET INCOME

          Net income increased $2.7 million to $1.1 million for the quarter ended March 31, 1996 compared with a net loss of $1.6 million for the same period in 1995, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities was $1.9 million for the three months ended March 31, 1996, compared to net cash used by operating activities of $32,000 for the same period in 1995.

          Cash used in investing activities was $1.3 million compared to $827,000 for the same period in 1995. In addition to normal capital expenditures the Company invested in upgrades to its computer systems for transaction processing as well as enhancing systems within the Knoxville operations center.

          Net cash used by financing activities was $770,000 due primarily to the payment of the Company's revolving debt, partially offset by the funds provided from the exercise of stock options.

          The Company typically has relatively low working capital requirements because discount fees charged to merchants are collected in an average of 15 days, while normal payables are paid in 30 days or longer in the case of point of sale terminal purchases. In addition , increasing acquisition activity may cause variations in working capital due to conversion-period operating costs. Because of the seasonality of the Company's business, capital requirements may be greater in certain months.

          The Company expects that cash generated from operations will be the principle source of funds for its cash requirements. The Company intends to use its $25.0 million credit facility, net proceeds generated from the initial public offering and cash generated from operations to fund future merchant portfolio acquisitions and working capital requirements.


PART II.   OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K

       (a)  Exhibits

        10.1 Lease Agreement dated May 31, 1996 by and between Concourse I, LTD. and NOVA Information Systems, Inc.

        10.2 First Amendment and Waiver to Amended and Restated Credit Agreement dated as of May 1, 1996 by and among NOVA Information Systems, Inc., Bank of America National Trust and Savings Association, as Agent, and the lenders named therein.

        11.1  Statement regarding Computation of Pro Forma Earnings Per Share

        11.2  Statement regarding Computation of Historical Earnings Per Share

        27.   Financial Data Schedule

       (b)  Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOVA Corporation
                                         (Registrant)

                                   By:  /s/ James M. Bahin
                                        ----------------------------------
                                          James M. Bahin
                                          Vice Chairman, Chief Financial
Date: June 18, 1996                       Officer and Secretary
     ---------------------
                                   By:  /s/ Edward Grzedzinski
                                       ------------------------
                                          Edward Grzedzinski
Date: June 18, 1996                       Chairman, President and Chief
     ---------------------                Executive Officer
                                          (Principal Executive Officer)


                                   By:   /s/ James M. Bahin
                                         ------------------
                                           James M. Bahin
                                           Vice Chairman, Chief Financial
                                           Officer and Secretary
                                           (Principal Accounting Officer)