Form 10-Q
period 1996-06-30
NOVA CORP \GA\
filed 1996-08-06
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                               ---------     -------

Commission file number  1-14342


                               NOVA Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Georgia                                                  58-2209575
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)

          Five Concourse Parkway, Suite 700, Atlanta, Georgia  30328
- --------------------------------------------------------------------------------
                     (Address of principal executive offices)


                                (770) 396-1456
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x     No
                                          ---       ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes         No
                          ---        ----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,688,213 shares of common stock outstanding as of July 31, 1996.

                                NOVA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS


                                                                          Page
                                                                          Number

                         PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

            Condensed Consolidated Balance Sheets -
               June 30, 1996 (unaudited) and December 31,
               1995......................................................    3

            Condensed Consolidated Statements of Income (unaudited) -
               Three and six months ended June 30, 1996 and
               1995......................................................    4

            Condensed Consolidated Statements of Cash Flows (unaudited) -
               Six months ended June 30, 1996 and
               1995......................................................    5

            Notes to Condensed Consolidated Financial
               Statements................................................    6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    7

                           PART II. OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders..........    9

  Item 6.   Exhibits and Reports on Form 8-K.............................    9

            Signatures...................................................   10

                         PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   As of December 31, 1995 and June 30, 1996
                (In Thousands, Except Share and Per Share Data)

                                                                           December 31,     June 30,
                                                                              1995            1996
                                                                           ----------      ----------
                             A S S E T S                                                   (Unaudited)
CURRENT ASSETS:

         Cash and cash equivalents......................................   $     630       $  36,442
         Trade receivables, less allowance for doubtful accounts
           of $440 and $585, respectively...............................       6,466           5,701
         Accounts receivable from affiliate.............................         719             475
         Inventory......................................................       1,080           1,090
         Deferred tax asset.............................................       3,065           1,792
         Other current assets...........................................         694             690
                                                                           ---------       ---------
                   Total current assets.................................      12,654          46,190

         Merchant and customer contracts................................      20,603          19,780
         Property and equipment, net....................................       7,403           7,807
         Excess cost of businesses acquired.............................      13,795          13,548
         Deferred tax asset.............................................       1,671           1,675
         Other non-current assets.......................................       1,992           1,731
                                                                           ---------       ---------
         Total Assets...................................................   $  58,118       $  90,731
                                                                           =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:

         Accounts payable...............................................   $   4,180       $   2,411
         Accrued compensation and related costs.........................         996           1,082
         Reserve for credit losses......................................         883           1,136
         Other accrued liabilities......................................       3,120           5,201
         Capital lease obilgations due within one year..................       1,083             628
         Long-term debt obligations due within one year.................       4,101             245
                                                                           ---------       ---------
                 Total current liabilities..............................      14,363          10,703

         Capital lease obligations......................................         725             519
         Long-term debt obligations.....................................      17,013             575

STOCKHOLDERS' EQUITY:

         Preferred Stock................................................      33,571               0
         Common Stock, $.01 par value, 50,000,000 shares
              authorized, 11,378,120  and 28,688,213
              shares issued, respectively...............................         114             287
         Additional paid in capital.....................................       2,615          98,066
         Accumulated deficit............................................     (10,283)        (19,419)
                                                                           ---------       ---------
                 Total Stockholders' equity.............................      26,017          78,934
                                                                           ---------       ---------
         Total Liabilities and Stockholders' Equity.....................   $  58,118       $  90,731
                                                                           =========       =========

         See Accompanying Notes to Condensed Consolidated Financial Statements.


                               NOVA CORPORATION
           CONDENSED CONSOLIDATED  STATEMENTS OF INCOME (UNAUDITED)

                (In Thousands, Except Share and Per Share Data)

                                                                        For the three months ended      For the six months ended
                                                                                    June 30,                    June 30,
                                                                            1995           1996            1995          1996
                                                                         ----------    -----------       -----------   -----------

   REVENUE.............................................................. $   34,170   $   67,568         $   64,011    $  127,768

   OPERATING COST
       Cost of Service..................................................     26,724       52,624              50,477       99,256
       Conversion Cost..................................................        997        2,034               2,278        3,608
       Selling, General and Administrative..............................      4,950        8,736               9,451       16,769
       Depreciation and Amortization....................................      1,346        1,715               2,661        3,391
                                                                         ----------   ----------         -----------   ----------
   TOTAL OPERATING COST.................................................     34,017       65,109              64,867      123,024

   OPERATING INCOME(LOSS)...............................................        153        2,459                (856)       4,744

      Interest expense, net.............................................        593           48               1,183          539

   INCOME(LOSS) BEFORE PROVISION FOR INCOME                              ----------   ----------         -----------   ----------
      TAXES.............................................................       (440)       2,411              (2,039)       4,205

      Provision for Income Taxes........................................     ----            972              ----          1,651
                                                                         ----------   ----------         -----------   ----------
   NET INCOME(LOSS)..................................................... $     (440)  $    1,439         $    (2,039)  $    2,554
                                                                         ==========   ==========         ===========   ==========
   Proforma weighted average common and common equivalent shares
     outstanding........................................................ 14,216,674   28,556,538          14,216,674   27,273,930
                                                                         ==========   ==========         ===========   ==========
   Proforma net income(loss) per share common and common equivalent
     share.............................................................. $    (0.04)  $     0.05          $    (0.16)  $     0.09
                                                                         ==========   ==========         ===========   ==========

   See Accompanying Notes to Condensed Consolidated Financial Statements.


                               NOVA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                        For the six months ended
                                                                                                 June 30,
                                                                                       1995                1996
                                                                                   -------------       ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..........................................................    $ (3,750)             $  2,554
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
         Depreciation and amortization..........................................       2,661                 3,391
         Non-cash compensation..................................................           0                     2
         Changes in assets and liabilities, net of the effects of
            business acquisitions:
               Trade receivables................................................      (1,672)                1,009
               Inventory........................................................          84                   (10)
               Other assets.....................................................         530                 1,180
               Accounts payable.................................................         113                (1,770)
               Accrued liabilities..............................................       1,352                 2,420
                                                                                     -------              --------
          Net cash provided by (used in) operating activities...................        (682)                8,776

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses....................................................        (762)                 (476)
     Additions to property and equipment........................................        (570)               (1,897)
                                                                                     -------              --------
         Net cash provided by (used in) investing activities....................      (1,332)               (2,373)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit and notes payable.............................         550                 5,600
     Payment of long-term debt and capital leases...............................        (716)              (26,555)
     Proceeds from initial public offering, stock issued and
        stock options exercised.................................................           0                67,053
     Payment of accrued dividends...............................................           0               (11,689)
     Redemption of preferred stock..............................................           0                (5,000)
                                                                                     -------              --------
         Net cash provided by (used in) financing activities....................        (166)               29,409
                                                                                     -------              --------

   INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS..............................................................      (2,180)               35,812
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................       2,031                   630
                                                                                     -------              --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................     $  (149)             $ 36,442
                                                                                     =======              ========
   Supplemental Cash Flow Information

   Supplemental cash flow disclosures, including non-cash investing and financing activities, are:
                                                                                        For the Six Months Ended
                                                                                                 June 30,
                                                                                       1995                 1996
                                                                                     -------              --------
     Interest Paid..............................................................      $1,279                $842
     Acquisition of equipment in exchange for debt or capital leases............         382                ----

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form S-1 filed with the Securities and Exchange Commission (333-3287). The results for the six months ended or the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - PER SHARE DATA

Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). In addition, pursuant to the Securities and Exchange Commission Staff
Accounting Bulletins and Staff policy, such computations include all dilutive and antidilutive common and common equivalent shares issued within 12 months of the public offering date as if they were outstanding for all periods presented using the treasury stock method. Historical net income (loss) per share (primary and fully diluted) was $(0.80) and $0.04 for the three months ended June 30, 1995 and 1996, respectively, and $(2.26) and $0.06 for the six months ended
June 30, 1995 and 1996, respectively.

NOTE 3 - CONTINGENCIES

The Company is from time to time subject to claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such currently pending matters will not have a material effect on the Company's financial position and results of operations.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's consolidated statement of income:

                                    Three Month Period       Percentage/Increase          Six Month Period       Percentage/Increase
                                      Ended June 30,             (Decrease)                Ended June 30,            (Decrease)
                                      --------------             ----------                --------------            ----------
                                      1995        1996                                     1995        1996
                                      ----        ----                                     ----        ----
Revenues                             100.0%      100.0%               97.7%               100.0%      100.0%            99.6%
Cost of service                       78.2        77.9                96.9                 78.9        77.7             96.6
Conversion cost                        2.9         3.0               104.0                  3.6         2.8             58.4
Selling, general and
  administrative expenses             14.5        12.9                76.5                 14.8        13.1             77.4
Depreciation and amortization          3.9         2.5                27.4                  4.2         2.7             27.4
                                     -----       -----             -------                -----       -----            -----
                                      99.5        96.3                91.4                101.5        96.3             89.7
Operating income (loss)                 .5         3.6             1,507.2                 (1.3)        3.7             ---
Interest expense, net                  1.7         0.1               (91.9)                 1.9          .4            (54.4)
                                     -----       -----             -------                -----       -----            -----
Income (loss) before provision
  for income taxes                    (1.2)        3.5                ---                  (3.2)        3.3             ---
Provision for income taxes             ---         1.4                ---                  ---          1.3             ---
                                     -----       -----             -------                -----       -----            -----
Net Income (loss)                     (1.2)%       2.1%               ---                  (3.2)%       2.0%            ---
                                     -----       -----             -------                -----       -----            -----

REVENUES

     Revenue increased 97.7% to $67.6 million for the quarter ended June 30, 1996 compared with $34.2 million for the same period in 1995. For the first six months of 1996, the Company reported revenues of $128 million, 99.6% higher than revenues of $64.0 for the same period last year. These increases resulted from a 90% and a 95% increase to $3.0 billion and $5.8 billion in merchant sales volume processed for the three months and six months of 1996, respectively, compared to $1.6 billion and $3.0 billion for the same periods in 1995. This increased sales volume was primarily attributable to the alliance with First Union Corporation and new merchants added as a result of Company's sales efforts.

COST OF SERVICE

     Cost of service increased 96.9% to $52.6 million for the quarter ended June 30, 1996 compared with $26.7 million for the same period in 1995. For the six month period ended June 30, 1996, cost of service increased 96.6% to $99.3 million from $50.5 million for the same six month period in 1995. These increases resulted from additional interchange and assessment fees and other processing costs associated with the higher volume of merchant sales. Cost of service as a percent of revenues declined from 78.2% to 77.9% for the quarter and from 78.9% to 77.7% for the six months ended June 30, 1996, reflecting continuing cost efficiencies realized from the consolidation of the operations relating to the acquisition of the merchant portfolio of the Bank of Boulder, consummated in December 1994 and the additional processing volume.

CONVERSION COST

     Conversion cost increased 104% to $2.0 million for the quarter ended June 30, 1996, compared with $1.0 million for the same period in 1995. For the six month period ended June 30, 1996, conversion cost increased 58.4% to $3.6 million as compared with $2.3 million for the same six month period in 1995. The increase resulted primarily from the ongoing conversion of the First Union portfolio, acquired in December 1995.

SELLING, GENERAL, AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 76.5% to $8.7 million for the quarter ended June 30, 1996 compared with $5.0 million for the same period in 1995. For the first six months of 1996, selling, general and administrative expenses increased 77.4% to $16.8 million from $9.5 million for the same period in 1995. Higher expenses in 1996 resulted from the addition of personnel in the Company's operations center to support the increased merchant sales volume processed. Additionally, sales and marketing expenses increased to support the Company's growing number of merchants and bank alliance relationships. Selling, general and administrative expenses declined to 12.9% and 13.1% of revenues for the quarter and six months ended June 30, 1996 compared with 14.5% and 14.8% for the same periods in 1995, reflecting operational efficiencies.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 27.4% to $1.7 million for the quarter ended June 30, 1996 compared with $1.3 million for the same period in 1995. For the first six months of 1996, depreciation and amortization increased 27.4% to $3.4 million from $2.7 million for the same period in 1995. The increase was principally due to greater depreciation for point-of-sale and systems equipment purchased subsequent to the first quarter of 1995. To a lesser extent this expense increased due to additional amortization of certain intangible assets related to the acquisition of merchant portfolios.

OPERATING INCOME (LOSS)

     For the foregoing reasons, operating income for the quarter ended June 30, 1996 increased $2.3 million to $2.5 million compared with $150,000 for the same period in 1995. For the six months ended June 30, 1996, operating income increased $5.6 million to $4.7 million compared to a $860,000 loss for the same period in 1995.

INTEREST EXPENSE - NET

     Interest expense decreased 91.9% to $48,000 for the quarter ended June 30, 1996 compared with $590,000 for the same period in 1995. For the six month period ended June 30, 1996, interest expense decreased 54.4% to $540,000 compared with $1.2 million for the same period in 1995. This decrease was due to reduced levels of bank debt and purchase note obligations and increased interest income resulting from the investment of the net proceeds received from the Company's initial public offering.

INCOME TAXES

     As a result of the Company's profitability for the second quarter and the first six months of fiscal year 1996, income tax expense was recorded at an effective tax rate of approximately 39.0%.

NET INCOME

     Net income increased $1.9 million to $1.4 million for the quarter ended June 30, 1996 compared with a net loss of $440,000 for the same period in 1995. For the six months ended June 30, 1996, net income increased $4.6 million to $2.6 million compared with a net loss of $2.0 million due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $8.8 million for the first six months of 1996 as compared to net cash used by operating activities of $682,000 for the same period in 1995.

     Cash used in investing activities was $2.4 million for the six month period ended June 30, 1996 as compared to $1.3 million for the same period in 1995. In addition to normal capital expenditures, the Company invested in upgrades to its computer systems for transaction processing as well as enhancing systems within the Knoxville operations center.

     Net cash provided by financing activities was $29.4 million for the six months ended June 30, 1996, due primarily to the Company's initial public offering.

     The Company typically has relatively low working capital requirements because discount fees charged to merchants are collected in an average of 15 days, while normal payables are paid in 30 days (or longer in the case of point of sale terminal purchases). In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs. Because of the seasonality of the Company's business, capital requirements may be greater in certain months.

     The Company expects that cash generated from operations will be the principle source of funds for its cash requirements. The Company intends to use its $25.0 million credit facility, net proceeds generated from the initial public offering and cash generated from operations to fund future merchant portfolio acquisitions and working capital requirements.


PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a unanimous written consent of the shareholders of NOVA Corporation dated May 2, 1996, the shareholders unanimously approved (i) the assumption and amendment of the NOVA Corporation 1991 Employees Stock Option and Stock Appreciation Rights Plan, and (ii) the adoption and amendment of the NOVA Corporation 1996 Employees Stock Incentive Plan.

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a)  Exhibits

          11.1 Statement regarding Computation of Pro Forma Earnings Per Share
          11.2 Statement regarding Computation of Historical Earnings Per Share

          27.  Financial Data Schedule

     (aa) Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOVA Corporation
                                    (Registrant)

                              By:  /s/ James M. Bahin
                                   ----------------------------------
                                     James M. Bahin
                                     Vice Chairman, Chief Financial Officer
Date:                                and Secretary
     ---------------
                              By:  /s/ Edward Grzedzinski
                                  ------------------------
                                     Edward Grzedzinski
Date:                                Chairman, President and Chief
     ---------------                 Executive Officer
                                    (Principal Executive Officer)


                              By:   /s/ James M. Bahin
                                    ------------------
                                      James M. Bahin
                                      Vice Chairman, Chief Financial Officer
                                      and Secretary
                                      (Principal Accounting Officer)

Exhibit                        Description                                  Page
Number                         -----------                                  ----
- ------
11.1     Statement regarding Computation of Pro Forma Earnings Per Share
11.2     Statement regarding Computation of Historical Earnings Per Share
27.      Financial Data Schedule