Form 10-Q/A
period 1996-06-30
NOVA CORP \GA\
filed 1996-08-07
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q/A

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

                                NOVA CORPORATION
                                   FORM 10-Q/A
                          QUARTER ENDED JUNE 30, 1996

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

                              NOVA Corporation
                                    (Registrant)

                              By:  /s/ James M. Bahin
                                   ----------------------------------
                                     James M. Bahin
                                     Vice Chairman, Chief Financial Officer

Date:August 6, 1996                  and Secretary
     ---------------
                              By:  /s/ Edward Grzedzinski
                                  ------------------------
                                     Edward Grzedzinski
Date:August 6, 1996                  Chairman, President and Chief
     ---------------                 Executive Officer
                                    (Principal Executive Officer)


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