Form 10-Q
period 1996-09-30
NOVA CORP \GA\
filed 1996-11-14
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                       ---------   --------

Commission file number 1-14342

                                NOVA Corporation
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Georgia                                         58-2209575
-------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

One Concourse Parkway, Suite 300, Atlanta, Georgia                 30328
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


                                 (770) 396-1456
------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                NOVA Corporation
                       Five Concourse Parkway, Suite 700
                            Atlanta, Georgia  30328
------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           ----     ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,721,185 shares of common stock outstanding as of October 31, 1996.

                                NOVA CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                             NUMBER
                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets-
          September 30, 1996 (unaudited) and December 31, 1995.................  3

        Condensed Consolidated Statements of Income (unaudited)-
          Three and nine months ended September 30, 1996 and 1995..............  4

        Condensed Consolidated Statements of Cash Flows (unaudited)-Nine months ended September 30, 1996 and 1995.............................  5

        Notes to Condensed Consolidated Financial Statements...................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS..................................................  7

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................  9

        SIGNATURES............................................................. 10

                         PART 1. FINANCIAL INFORMATION
                         ITEM 1.  Financial Statements.

                                NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                      1995           1996
                                                                  ------------  --------------
                             A S S E T S                                         (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents................................       $   630        $34,962
     Trade receivables, less allowance for doubtful accounts
         of $440 and $1,004, respectively.....................         6,466          5,530
     Accounts receivable from affiliate.......................           719          4,562
     Inventory................................................         1,080            970
     Deferred tax asset.......................................         3,065          1,769
     Other current assets.....................................           694            996
                                                                     -------        -------

         Total current assets.................................        12,654         48,789

     Merchant and customer contracts..........................        20,603         20,971
     Property and equipment, net..............................         7,403          8,107
     Excess cost of businesses acquired.......................        13,795         13,424
     Deferred tax asset.......................................         1,671            227
     Other non-current assets.................................         1,992          1,875
                                                                     -------        -------

     Total Assets.............................................       $58,118        $93,393
                                                                     =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable.............................................  $  4,180       $  4,209
     Accrued compensation and related costs.......................       996            914
     Reserve for credit losses....................................       883          1,109
     Other accrued liabilities....................................     3,120          3,995
     Capital lease obligations due within one year................     1,083            434
     Long-term debt obligations due within one year...............     4,101            272
                                                                    --------       --------

         Total current liabilities................................    14,363         10,933

     Capital lease obligations....................................       725            470
     Long-term debt obligations...................................    17,013            684

STOCKHOLDERS' EQUITY:

     Preferred Stock..............................................    33,571              0
     Common Stock, $.01 par value, 50,000,000 shares authorized,
         11,378,120 and 28,690,773 shares issued, respectively....       114            287
     Additional paid in capital...................................     2,615         98,069
     Accumulated deficit..........................................   (10,283)       (17,050)
                                                                    --------       --------

     Total Stockholders' Equity...................................    26,017         81,306
                                                                    --------       --------

     Total Liabilities and Stockholders' Equity...................  $ 58,118       $ 93,393
                                                                    ========       ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (In Thousands, Except Share and Per Share Data)

                                                           For the three months ended       For the nine months ended
                                                                  September 30,                    September 30,
                                                              1995              1996            1995           1996
                                                          -----------------------------    --------------------------
REVENUE............................................       $    37,554        $    70,459   $   101,565    $   198,229

OPERATING COST
   Cost of Service.................................            29,162             55,223        79,639        154,484
   Conversion Cost.................................               970              1,737         3,248          5,346
   Selling, General and Administrative.............             5,067              8,150        14,518         24,917
   Depreciation and Amortization...................             1,346              1,774         4,007          5,166
                                                          -----------        -----------   -----------    -----------

TOTAL OPERATING COST...............................            36,545             66,884       101,412        189,913

OPERATING INCOME (LOSS)............................             1,009              3,575           153          8,316

   Interest expense (income), net..................               609               (349)        1,792            188
                                                          -----------        -----------   -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
     TAXES.........................................               400              3,924        (1,639)         8,128

   Provision for Income Taxes......................           -------              1,555      --------          3,205
                                                          -----------        -----------   -----------    -----------

NET INCOME (LOSS)..................................       $       400        $     2,369   $    (1,639)   $     4,923
                                                          ===========        ===========   ===========    ===========

Proforma weighted average common and common
 equivalent shares
   outstanding.....................................        14,264,062         30,076,762    14,271,681     28,145,902
                                                          ===========        ===========   ===========    ===========

Proforma net income (loss) per share common and
 common equivalent
   share...........................................             $0.02              $0.08        $(0.15)         $0.17
                                                          ===========        ===========   ===========    ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       For the nine months ended
                                                                              September 30,
                                                                            1995         1996
                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...................................................        $(1,639)  $  4,923
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization.....................................          4,007      5,166
   Non-cash compensation.............................................              0          2
   Loss on sale of equipment.........................................              0        121
 Changes in assets and liabilities, net of the effects of business acquisitions:
   Trade receivables.................................................           (936)    (2,907)
   Inventory.........................................................           (104)       110
   Other assets......................................................            372      1,982
   Accounts payable..................................................           (682)        29
   Accrued liabilities...............................................          1,736      1,087
                                                                             -------   --------

   Net cash provided by operating activities.........................          2,754     10,513
                                                                             -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of businesses.............................................         (2,072)    (2,347)
 Additions to property and equipment.................................         (1,138)    (3,219)
 Proceeds from the sale of equipment.................................              0         80
                                                                             -------   --------
   Net cash provided by (used in) investing activities...............         (3,210)    (5,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit and notes payable......................          1,900      5,600
 Payment of long-term debt and capital leases........................         (2,338)   (26,662)
 Proceeds from initial public offering, stock issued and
  stock options exercised............................................              0     67,056
 Payment of accrued dividends........................................              0    (11,689)
 Redemption of preferred stock.......................................              0     (5,000)
                                                                             -------   --------

   Net cash provided by (used in) financing activities...............           (438)    29,305
                                                                             -------   --------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................................................           (894)    34,332
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................          2,031        630
                                                                             -------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................        $ 1,137   $ 34,962
                                                                             =======   ========

Supplemental Cash Flow Information

 Supplemental cash flow disclosures, including non-cash investing and
financing activities, are:                                                For the Nine Months Ended
                                                                                 September 30
                                                                              1995        1996
                                                                             ------      ------
Interest Paid........................................................        $ 1,939   $  1,025
Acquisition of equipment in exchange for debt or capital leases......            382      -----

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form S-1 filed with the Securities and Exchange Commission (333-1788). The results for the nine months ended or the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - PER SHARE DATA

Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). In addition, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such computations include all dilutive and antidilutive common and common equivalent shares issued within 12 months of the public offering date as if they were outstanding for all periods presented using the treasury stock method. Historical net income (loss) per share (primary and fully diluted) was $(0.32) and $0.08 for the three months ended September 30, 1995 and 1996, respectively, and $(2.58) and $0.17 for the nine months ended September 30, 1995 and 1996, respectively.


NOTE 3 - CONTINGENCIES

The Company is from time to time subject to claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such currently pending matters will not have a material adverse effect on the Company's financial position and results of operations.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's consolidated statement of income:

                                   Three Month Period       %/Increase     Nine Month Period      %/Increase
                                   Ended September 30,      (Decrease)    Ended September 30,     (Decrease)
                                  --------------------     -----------  ----------------------   -----------

                                   1995         1996                        1995         1996
                                  -----        -----                       -----        -----
Revenues........................  100.0%       100.0%          87.6%       100.0%       100.0%        95.2%
Cost of service.................   77.7         78.4           89.4         78.4         77.9         94.0
Conversion cost.................    2.6          2.5           79.1          3.2          2.7         64.6
Selling, general and
administrative expenses.........   13.5         11.6           60.8         14.3         12.6         71.6
Depreciation and amortization...    3.6          2.5           31.8          3.9          2.6         28.9
                                  -----        -----          -----        -----        -----       ------
                                   97.4         95.0           83.0         99.8         95.8         87.3
                                  -----        -----          -----        -----        -----       ------

Operating income (loss).........    2.7          5.0          254.3           .2          4.2      5,335.0
Interest expense(income), net...    1.6         (0.5)         -----          1.8           .1        (89.5)
                                  -----        -----          -----        -----        -----       ------

Income (loss) before provision
   for income taxes.............    1.1          4.5          881.0         (1.6)         4.1       ------
Provision for income taxes......  -----          2.2          -----        -----          1.6       ------
                                  -----        -----          -----        -----        -----       ------

Net Income (loss)...............    1.1%         2.3%         492.0%        (1.7)%        2.5%      ------
                                  -----        -----          -----        -----        -----       ------


REVENUES

Revenue increased 87.6% to $70.5 million for the quarter ended September 30, 1996 compared with $37.6 million for the same period in 1995. For the first nine months of 1996, the Company reported revenues of $198.2 million, 95.2% higher than revenues of $101.6 million for the same period last year. These increases resulted from a 78.1% and an 88.7% increase to $3.1 billion and $8.9 billion in merchant sales volume processed for the three months and nine months of 1996, respectively, compared to $1.8 billion and $4.7 billion for the same periods in 1995. This increased sales volume was primarily attributable to the alliance with First Union Corporation and new merchants added as a result of the Company's sales efforts. Additionally, the Company has obtained commitments for four new exclusive bank marketing agreements, which are expected to result in increased annualized bankcard volume of approximately $200 million.

COST OF SERVICE

Cost of service increased 89.4% to $55.2 million for the quarter ended September 30, 1996 compared with $29.2 million for the same period in 1995. For the nine month period ended September 30, 1996, cost of service increased 94.0% to $154.4 million from $79.6 million for the same nine month period in 1995. These increases resulted from additional interchange and assessment fees and other processing costs associated with the higher volume of merchant sales processed by the Company. Cost of service as a percent of revenues increased from 77.7% to 78.4% for the quarter resulting primarily from an increase in the reserve for credit and fraud loss. The Company increased its reserve for credit and fraud losses due to recent losses related to certain acquired furniture industry merchants and incurred during the transition period of the First Union Corporation portfolio. Cost of service decreased from 78.4% to 77.9% for the nine months ended September 30, 1996, reflecting continuing cost efficiencies realized from the consolidation of the operations relating to the acquisition of the merchant portfolio of the Bank of Boulder, consummated in December 1994, and the additional processing volume.

CONVERSION COST

Conversion cost increased 79.1% to $1.7 million for the quarter ended September 30, 1996, compared with $970,000 for the same period in 1995. For the nine month period ended September 30, 1996, conversion cost increased 64.6% to $5.3 million as compared with $3.2 million for the same nine month period in 1995. The increase resulted primarily from the ongoing conversion of the First Union Corporation portfolio, acquired in December 1995. The conversion of the First Union Corporation portfolio is anticipated to be substantially completed by the end of the first quarter of 1997.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general and administrative expenses increased 60.8% to $8.2 million for the quarter ended September 30, 1996 compared with $5.1 million for the same period in 1995. For the first nine months of 1996, selling, general and administrative expenses increased 71.6% to $24.9 million from $14.5 million for the same period in 1995. Higher expenses in 1996 resulted primarily from the addition of personnel in the Company's operations center to support the increased merchant sales volume processed. Additionally, sales and marketing expenses increased to support the Company's growing number of merchants and bank alliance relationships. Selling, general and administrative expenses declined to 11.6% and 12.6% of revenues, respectively, for the quarter and nine months ended September 30, 1996, as compared with 13.5% and 14.3% for the same periods in 1995, reflecting operational efficiencies.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 31.8% to $1.8 million for the quarter ended September 30, 1996 compared with $1.3 million for the same period in 1995. For the first nine months of 1996, depreciation and amortization increased 28.9% to $5.2 million from $4.0 million for the same period in 1995. The increase was principally due to greater depreciation for point-of-sale and systems equipment purchased subsequent to the third quarter of 1995. To a lesser extent this expense increased due to additional amortization of certain intangible assets related to the acquisition of merchant portfolios.

OPERATING INCOME (LOSS)

For the foregoing reasons, operating income for the quarter ended September 30, 1996 increased $2.6 million to $3.6 million compared with $1.0 million for the same period in 1995. For the nine months ended September 30, 1996, operating income increased $8.1 million to $8.3 million compared to $153,000 for the same period in 1995.

INTEREST EXPENSE (INCOME) - NET

Net interest expense decreased $1.0 million for the quarter ended September 30, 1996 resulting in a net interest income of $349,000 compared to a net interest expense of $609,000 for the same period in 1995. For the nine month period ended September 30, 1996, interest expense decreased 89.5% to $188,000 compared with $1.8 million for the same period in 1995. This decrease was due to reduced levels of bank debt and purchase note obligations associated with the net proceeds received form the company's initial public offering. The increase in interest income resulted from the investment of the net proceeds received from the Company's initial public offering.

INCOME TAXES

As a result of the Company's profitability for the third quarter and the first nine months of fiscal year 1996, income tax expense was recorded at an effective tax rate of approximately 39.0%.

NET INCOME

Net income increased $2.0 million to $2.4 million for the quarter ended September 30, 1996 compared with $400,000 for the same period in 1995 due to the factors discussed above. For the nine months ended September 30, 1996, net income increased $6.5 million to $4.9 million, as compared to a net loss of $1.6 million for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10.5 million for the first nine months of 1996 as compared to $2.8 million for the same period in 1995.

Net cash used in investing activities was $5.5 million for the nine month period ended September 30, 1996 as compared to $3.2 million for the same period in 1995. In addition to normal capital expenditures, the Company invested in upgrades to its computer systems for transaction processing as well as enhancing systems within the Company's operations center.

Net cash provided by financing activities was $29.3 million for the nine months ended September 30, 1996, due primarily to the Company's initial public offering.

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

                              NOVA Corporation
                                    (Registrant)

                              By:   /s/ James M. Bahin
                                 -----------------------------------------
                                    James M. Bahin
                                    Vice Chairman, Chief Financial Officer
                                    and Secretary

Date: November 12, 1996

                              By:   /s/ Edward Grzedzinski
                                 -----------------------------------------
                                    Edward Grzedzinski
Date: November 12, 1996             Chairman, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


                              By:   /s/ James M. Bahin
                                  ----------------------------------------
                                    James M. Bahin
                                    Vice Chairman, Chief Financial Officer
                                    and Secretary
                                    (Principal Accounting Officer)

Exhibit
Number                            Description

11.1       Statement regarding Computation of Pro Forma Earnings Per Share
11.2       Statement regarding Computation of Historical Earnings Per Share
27.        Financial Data Schedule