Form 10-K
period 1996-12-31
NOVA CORP \GA\
filed 1997-03-28
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1996

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        Commission File Number 1-14342

                                NOVA CORPORATION
            (Exact name of registrant as specified in its charter)

             GEORGIA                                  58-2209575
         (State of organization)            (IRS Employer Identification No.)

     ONE CONCOURSE PARKWAY, SUITE 300, ATLANTA, GEORGIA             30328
         (Address of Principal Executive Offices)                (Zip Code)

      Registrant's telephone number, including area code:      (770) 396-1456

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
-------------------------------------------------------------------------------
  Common Stock, $0.01 par value per share          New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x                 No _____
    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 28, 1997, the aggregate market value of the 4,796,880 shares of Common Stock of the Company held by non-affiliates of the Company was approximately $78,548,910, based upon the closing price of $16.375 per share on The New York Stock Exchange composite tape on such date. Non-affiliate ownership is calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors, without conceding that all such persons are "affiliates" for purposes of the federal securities laws. As of February 28, 1997, there were 28,730,185 shares of the Company's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31,
1996                                                          Parts II and IV

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to
be held on May 14, 1997                                               Part III

                                    PART I

ITEM 1.   BUSINESS

    NOVA Corporation (the "Company" or "NOVA"), a Georgia corporation incorporated in December 1995, is an integrated provider of transaction processing services, related software application products and value-added services primarily to small- to medium-sized merchants. The Company provides transaction processing support for all major credit and charge cards, including VISA, MasterCard, American Express, Discover, Diner's Club and JCB, and also provides access to debit card processing and check verification services. The Company provides merchants with a broad range of transaction processing services, including authorizing card transactions at the point-of-sale, capturing and transmitting transaction data, effecting the settlement of payments and assisting merchants in resolving billing disputes with their customers. In addition, the Company has developed several software applications that can be delivered to its customers and updated via its proprietary telecommunications network (the "NOVA Network"). The NOVA Network was developed in conjunction with WorldCom, Inc. ("WorldCom"), one of the nation's largest long-distance telecommunications providers and is the principal conduit through which the Company provides its services. While the NOVA Network is an efficient and reliable telecommunications network, the Company continues to develop and pursue enhancements to its telecommunications network in order to allow the Company to maintain the advantages derived from its network technology.


     The Company's objective is to deliver transaction processing services and related software application products and services to its merchant customers on a cost-effective basis and increase the size of its customer base through its marketing and acquisition programs. The Company seeks to accomplish this objective by focusing on small- to medium-sized merchants, providing high-quality, reliable service and support, and; pursuing acquisitions to create greater economies of scale. Management believes the quality and reliability of its products and services enhance the Company's ability to attract and retain merchant customers.

     The Company generates revenues principally by charging a fee based on a percentage of the dollar volume of each transaction processed and by charging fees for related credit card services. In 1996, the aggregate dollar volume of VISA and MasterCard credit card transactions processed by the Company was approximately $11.9 billion. At December 31, 1996, the Company provided transaction processing services to approximately 82,900 merchant locations nationwide.

     NOVA Corporation was incorporated in Georgia in December 1995 in connection with the First Union Alliance (defined below). NOVA Information Systems, Inc., a wholly-owned subsidiary and predecessor to the Company ("NOVA Information Systems"), was incorporated in Georgia in February 1991. Unless the context otherwise requires, references in this Annual Report on Form 10-K to "NOVA" and the "Company" refer to NOVA Corporation and its subsidiaries.

MERCHANT SERVICES PROVIDED BY THE COMPANY

     Authorization Services. The Company provides electronic transaction authorization services for all major credit and charge cards. Authorization generally involves approving a cardholder's purchase at the point-of-sale after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder's credit or account limit. The electronic authorization process for a credit card transaction begins when the merchant "swipes" the card through its POS Terminal and enters the dollar amount of the purchase. After capturing the data, the POS Terminal transmits the authorization request via the NOVA Network to the Company's switching center, where the data is routed to the appropriate credit card association for authorization. The transaction is approved or declined by the credit card association, and the response is transmitted back to the Company's switching center, where it is routed to the appropriate merchant.

     Data Capture and Reporting Services. At the time of authorization, data relating to the transaction, such as the purchase price and card number, is recorded electronically both at the merchant's POS Terminal and by the Company. This redundancy maximizes accurate transaction reconciliation with each merchant and protects against potential loss of data. On a periodic basis throughout the day, the merchant aggregates and organizes this transaction data, using a software application that the Company has programmed into the merchant's POS Terminal, and transmits this information to the Company where it is organized into two files. One file is transmitted to either Total System Services, Inc. ("Total System Services") or Mellon Bank, N.A. ("Mellon Bank") for merchant accounting as described below. The other file is maintained by the Company in its database to allow the Company to run its proprietary fraud detection software program against the day's transactions processed via the NOVA Network. This information also allows the Company to provide merchants with information services such as specialized management reports and to assist in its other customer service operations. Merchants can access this archived information through customer service representatives or through applications such as NOVA ACS and NOVA Perks which allow the merchant direct access to the Company's database through a PC.

     Settlement, Accounting and Clearing Services. Merchant accounting services are performed on the Company's behalf by Total System Services and Mellon Bank, with each of the Company's merchant customers assigned to one of these processors. No less often than once each day, the Company forwards to Total System Services and Mellon Bank, respectively, transaction data regarding the Company's merchant customers. Total System Services and Mellon Bank reorganize and accumulate this data on a merchant-by-merchant and card issuer-by-card issuer basis and forward this data to the credit card associations for ultimate payment. On a monthly basis, Total System Services and Mellon Bank send statements to the Company's merchant customers for whom they provide settlement and accounting services, detailing the previous month's transaction activity.

     Through each of Regions Bank, Bank of the West and Mellon Bank, which serve as member clearing banks for the Company, the Company is registered with VISA and MasterCard as a certified processor and member service provider. FUNB-NC also serves as a clearing bank for the Company. The Company's clearing banks receive payment for merchant transactions from credit card associations (net of fees payable to the credit card associations and card issuing banks), from which the clearing banks remit payment to the merchant for the gross amount of the merchant's transactions. Once each month, the Company collects applicable merchant discount and other fees from each merchant for transactions effected and services provided during the preceding month.

     Chargeback Services. In the event of a billing dispute between a cardholder and a merchant, the Company assists the merchant in investigating and resolving the dispute. These billing disputes include, among others: (i) nonreceipt of merchandise; (ii) unauthorized use of a credit card; and (iii) general disputes between a customer and a merchant as to the quality of the goods purchased or the services rendered by that merchant. The Company provides a sophisticated chargeback control system for its merchants that includes actively prescreening disputes and the use of proprietary software programs to automate chargeback controls. These chargeback control systems are designed to reduce the time and expense that the Company and merchants spend on cardholder requests for chargebacks. In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is "charged back" to the merchant and that amount is credited or otherwise refunded to the cardholder. If the Company or its clearing banks are unable to collect such amounts from the merchant's account, and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the Company for the chargeback, the Company bears the loss for the amount of the refund paid to the cardholder.

     Customer Service and Support. The Company provides its merchant customers with a variety of customer services and support. These services include leasing or selling POS Terminals, downloading software application products and services to POS Terminals, maintaining POS Terminals, and customizing software for merchant applications. In addition, the Company maintains a 24-hours-a-day, seven-days-a-week helpline staffed by full-time customer service representatives. These customer service representatives serve the Company's merchants with networked systems that provide access to real-time customer transaction information, a capability historically available only to large merchants.

TECHNOLOGY

     The Company seeks to maximize the benefits of available technologies to deliver transaction processing and related software application products and services on a cost-effective basis. Accordingly, the Company regularly uses and adapts technologies developed for applications outside the transaction processing industry. In particular, technologies developed for networked PCs and the telecommunications market have been important to the NOVA Network and the Company's service capabilities.

     The Company employs a development team concept in its approach to the use, adaptation and development of technology. Pursuant to this concept, the Company generally organizes development teams typically consisting of at least one representative from each of the Company's sales, marketing, operations, finance, customer service and technology departments. These teams coordinate their efforts to use technology in such a way that it will be responsive to the Company's and the customers' needs, supportable and serviceable by the Company's personnel, and technologically feasible and efficient.

     The Company exercises significant control over the development and enhancement of the combination of hardware, software and network services that comprise NOVA's transaction processing and information delivery system. This provides the Company with greater control over the functionality, quality, reliability, cost and efficiency of its transaction processing services and related software application products and services.

     The NOVA Network. The NOVA Network, developed in conjunction with WorldCom, is the Company's proprietary telecommunications network and the principal conduit through which the Company provides its services. The design of the NOVA Network provides efficient switching capabilities, resulting in rapid response time for transaction authorizations. Fiber optic communications are employed throughout the NOVA Network, providing the substantial bandwidth capable of supporting sophisticated value-added services. As customer needs change and as technology improves, management believes that it will be able to adapt and customize the NOVA Network as necessary to achieve the functionality it desires. Pursuant to its agreement with the Company, WorldCom provides long-distance and local telecommunication access, as well as technical support, to the Company in connection with the NOVA Network. This agreement expires February 28, 1999, subject to earlier termination by the Company if WorldCom fails to meet certain agreed-upon performance objectives.

     The NOVA Network is the result of combining WorldCom's Common Channel Signaling Specification Number Seven, commonly referred to as an "SS7" switching system, with the use of advanced Integrated Services Digital Network ("ISDN") and Non-Facilities Associated Signaling ("NFAS") features. SS7 is high-speed call-switching technology utilized in telecommunications networks and originally intended only for carrier-to-carrier use, such as a regional phone company switching long-distance calls to WorldCom for transmission, as opposed to use by end-users such as the Company and its merchants. With the use of ISDN technology, however, end-users such as the Company can utilize an SS7 switching system without sacrificing any of the enhanced performance attributes derived from SS7 technology. Although significant hardware and software obstacles currently are inherent to end-user utilization of an SS7 switching system, the Company developed a proprietary ISDN interface enabling it effectively to employ SS7 technology as part of the NOVA Network. Further, the NFAS features of the NOVA Network allow for a greater portability of the NOVA Network to long-distance and local telecommunications access providers other than WorldCom, which would reduce the Company's historical dependence on WorldCom. The Company has developed and tested a network interface with AT&T and management believes that, if necessary or convenient, the Company could utilize the telecommunications access of AT&T in connection with the NOVA Network. Management believes that transferring the NOVA Network to AT&T, or another telecommunications access provider, could be accomplished without sacrificing significant performance or operational attributes of the NOVA Network, although such a transfer may increase the Company's expenses for network services.

     The reliability of the NOVA Network is enhanced by the backup service provided by AT&T. The existence and maintenance of this backup system, which is designed so no single element is shared with the principal WorldCom system, enhances the Company's ability to provide a high level of reliability in its network service. Through an agreement with Electronic Data Systems Corporation, the Company maintains a voice authorization backup system. This backup system allows merchants to receive voice authorization of transactions in the event of a POS Terminal malfunction, network outage or other similar circumstances.

     Software development for POS Terminals and PCs. The Company is continuously developing new software applications for POS Terminals and PCs in an effort to improve existing and create additional product and service offerings. This software development capability is important to the Company's ability to respond flexibly to changing customer needs and improving technologies. Most of the POS Terminals utilized by the Company's merchant customers have been programmed by the Company with specific applications. By programming POS Terminals, the Company can avoid the limitations of certain older applications programmed into POS Terminals, which are designed for broad applicability to a wide range of users, and can provide its merchant customers with specifically tailored applications at an increased level of functionality. Distribution of software application products designed for use through POS Terminals generally is accomplished by downloading such applications over the NOVA Network, enabling a merchant to utilize the Company's products and services quickly and inexpensively.

     As the use of PCs by merchants grows, and as merchants continue to move toward fully-integrated cash registers and payment systems, the Company continues its efforts to extend its POS Terminal software application product and service offerings to PCs. For instance, NOVA ACs, NOVA Perks, PC TRANSACT __ IT, and NOVA Shadow Pay are PC-based applications, and the Company intends to expand the number of its products and services available for PC use or that otherwise allow the POS Terminal to interface with a PC. While merchant use of such products and services currently is limited, and there can be no assurance that such products and services will be widely accepted, the company expects such use to increase. Further, the terms of the First Union Alliance provide that, when feasible, the Company will assist First Union in developing new products or services relating to transaction processing or in otherwise supporting new business ventures. The Company and First Union are actively pursuing initiatives relating to transaction processing via the Internet and procurement and purchasing cards, and management believes that these and other efforts may result in the development of additional software application products and value-added services.

     The Company actively encourages third party software developers to write applications to the Company's specifications and network protocols. These applications, once certified by the Company, allow integration of the Company's transaction processing services with the business management software created by such developers for use at the merchant's point-of-sale. These developers often function as value-added resellers ("VARS") for the Company as they frequently market their business management software in connection with the Company's services. For example, Squirrel restaurant products ("Squirrel"), one of the leading VARS, provides software applications to accommodate the specialized business management needs of the restaurant industry. Squirrel, in cooperation with the Company, has modified its software to allow full integration of the Company's transaction processing services. In this way, VARS such as Squirrel indirectly perform a marketing function for the Company since their software is often offered on a fully-integrated basis with the Company's transaction processing services, creating additional opportunities for the Company to reach small- to medium-sized merchants. The Company has certified in excess of 30 third party software developers, including IC verify, Aluim Payment Groups, Southern DataCom, Inc., Datacap, Inc. and Smoky Mountain Systems.

Year 2000 updates. The card issuing members of VISA and MasterCard have begun issuing to cardholders credit cards with expiration dates in the year 2000 or later ("Year 2000 Cards"). As a result, the Company, like other card processors, is in the process of implementing a plan to ensure that POS Terminals at its merchant customer locations is capable of accepting Year 2000 cards prior to the end of 1997. VISA and MasterCard required processors to submit compliance plans setting forth the processors' plans to ensure compliance for Year 2000 cards. The Company, through its member clearing banks, submitted its compliance plans within the time frames required by VISA and MasterCard.

SOFTWARE APPLICATION PRODUCTS AND VALUE-ADDED SERVICES

     The Company currently offers a variety of software application products and services designed to run on existing POS Terminals and DOS- and Windows-based PCs, including the following:


     Encompass. Encompass is the latest generation of the Company's user interface. The Company presently provides Encompass to all new merchant customers, and generally charges a one-time fee to upgrade existing merchants to Encompass. Encompass enables merchants to access the Company's core transaction processing services, as well as its software application products and value-added services. Encompass also allows merchants to access other business management applications, including customized end-of-day processing (allowing, for instance, merchants to perform daily audit functions) and other review and reporting features (e.g., summary report generation). Designed as a flexible "modular" system, Encompass allows a merchant to add features and capability as its business needs evolve.

     Cellular Digital Packet Data. The use of Cellular Digital Packet Data ("CDPD") allows the Company to process transactions utilizing cellular airwaves, as opposed to traditional phone lines, enabling wireless transaction authorization and processing. The Company currently has an agreement with McCaw Wireless Data, Inc. (doing business as AT&T Wireless Services), GTE and Bell Atlantic NYNEX Mobile, to provide cellular transmission services. In February 1996, in cooperation with AT&T Wireless Services, the Company commenced a pilot CDPD program with San Francisco Yellow Cab, and since such time the Company recently has begun offering CDPD services to existing and prospective merchant customers. CDPD enables transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affording merchants increased flexibility, mobility and security in processing card transactions. Further, CDPD will allow merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by each of VISA and MasterCard for paper-based transactions.

     Other Products and Services. The Company offers other products and services, including (i) systems that allow the Company's bank alliance and ISO partners to access the Company's databases in order to track and compile the transaction processing activities of their respective merchant customers; (ii) an application allowing the Company's merchant customers to design and operate customized frequent shopper programs, which utilize plastic "frequent shopper cards" to enable merchants to promote sales and to track, store and retrieve information about their customers and all of their purchases regardless of the method of payment used; (iii) a check verification service offered by the Company through an agreement with Electronic Transaction Corporation (SCAN);
(iv) software that enables merchants with modem-enabled cash registers to transmit transaction data directly from the register for authorization and processing, eliminating the need for a stand-alone POS Terminal and the redundant keying of transaction data associated therewith; (v) applications that permit bulk transfer of credit card transaction data from a merchant's mainframe to the Company; and (vi) an application that enables merchants to utilize standard POS or PC terminals to track hours worked by each employee, thereby reducing associated bookkeeping time and costs. The Company has also developed the capability, currently utilized by select merchants on a limited basis, to process transactions via the Internet and other forms of electronic commerce.


CUSTOMER BASE

     The Company's merchant customer base consists primarily of small- to medium-sized merchants, with a particular concentration in the restaurant, specialty retail, furniture, automobile repair and lodging industries. In addition, banks also are customers of the Company insofar as those banks accept credit card cash advance transactions. While the Company's merchants vary significantly in size, a typical NOVA merchant generates approximately $140,000 in annual charge volume. The Company also serves a significant number of large merchants and has in place the technical, operational and management infrastructure necessary to continue to serve large merchants. For the year ended December 31, 1996, no merchant customer accounted for more than 2.5% of the Company's revenues. The Company generally enters into direct contractual relationships with its merchants. At December 31, 1996, the Company provided transaction processing services to approximately 82,900 merchant locations nationwide.

MARKETING

     The Company markets its services principally through the following channels:

     Bank Alliances. The Company's principal marketing efforts are directed at forming bank alliances. Through these relationships, the Company offers its services to merchants in cooperation with community and regional banks, allowing the Company to capitalize on the presence of those banks in particular geographic markets. The Company's bank alliances consist of three types of relationships: (i) relationships created as a result of the Company's acquisition of a bank's merchant portfolio, pursuant to which the Company provides transaction processing services on a co-branded basis with such bank ("Acquisition Alliances"); (ii) agent bank relationships where the bank purchases the Company's services and markets and resells those services directly to merchants ("Agent Bank Alliances"); and (iii) bank referral relationships where the bank refers to the Company merchants who desire or otherwise inquire about transaction processing services ("Bank Referral Alliances").

     Acquisition Alliances are an integral part of the Company's overall acquisition strategy pursuant to which the Company offers banks the opportunity to transfer management and operational responsibility for their merchant portfolios to the Company, while continuing to offer transaction processing services on a co-branded basis in cooperation with the Company. Because an Acquisition Alliance may involve the Company hiring the bank's transaction processing salespersons and keeping them on-site at the bank branch to service existing merchant customers and to market and sell the Company's processing services to new merchant customers, the Company can often effect a nondisruptive transition of services from the merchants' perspective. To ease transitions, the Company's personnel train and educate its Acquisition Alliance partners in all aspects of the Company's transaction processing services, software application products and value-added services.

     The Company compensates its bank alliance partners through varying means. Acquisition Alliance partners typically are compensated by the Company remitting to them a residual for each transaction processed by the Company for new merchants attributable to the alliance. The Company compensates its Bank Referral Alliance partners typically by paying them a one-time referral fee. Agent Bank Alliance partners are not directly compensated by the Company; rather, they derive revenue by reselling the Company's services to merchants at a price determined by the Agent Bank. The Company is assisted in its alliance efforts through a marketing agreement with Kessler Financial Services L.P. ("Kessler"), an independent marketing organization. Pursuant to this agreement, Kessler identifies potential alliance or acquisition prospects for the Company. The Company's agreement with Kessler is scheduled to expire June 30, 1999.

     ISO Partnering. ISO partnering involves engaging an ISO to market and sell the Company's products and services on a non-exclusive basis. An ISO that desires to refer a merchant customer to the Company will procure the merchant's application and submit it to the Company on the merchant's behalf. Thereafter, if the application is approved, the ISO will sell or lease POS Terminals and related hardware and software to such merchant. The Company compensates ISOs by paying them a residual for each transaction processed by the Company for merchants referred to the Company by the ISO. In 1996, the Company actively marketed its services to prospective ISOs principally through its Arvada, Colorado office. As of March 26, 1997, the Company had 26 marketing agreements with ISOs.

     Direct Sales, Including Telemarketing. The Company continues to expand its direct sales activities. In 1996, the Company deployed a telemarketing sales force based in Jacksonville, Florida to generate further internal growth from existing relationships with regional and community banks, ISOs and merchant trade and other associations. As of December 31, 1996, approximately 10% of the Company's applications from prospective merchants were processed through the telemarketing office. Management believes that its direct sales and telemarketing efforts constitute a significant opportunity to augment its bank alliance and ISO partnering efforts. The National Accounts Sales team, organized in 1996, supports the Acquisition Alliances in signing larger and more technologically sophisticated merchants.

     FIRST UNION SHAREHOLDERS AGREEMENT.

     Concurrently with the consummation of the First Union Alliance, the Company, its shareholders and First Union entered into a Shareholders Agreement that sets forth, among other things, agreements regarding the composition of the Company's Board of Directors, the transferability of the Company's capital stock and the Company's future business activities. In particular, the Shareholders Agreement provides that the Company may, at its option, purchase from First Union any merchant portfolios acquired by First Union through whole-bank or other acquisitions. To facilitate First Union's compliance with the banking laws, and to allow First Union to obtain any required consents or approvals, the Company also has agreed to notify First Union before it enters into, or acquires any company which is engaged in, business activities substantially different from the business activities the Company currently conducts. If First Union is unable to obtain such consents or approvals, the Company may not engage in the new business activity or proceed with the contemplated acquisition. Accordingly, the Company may be limited in its ability to seek or take advantage of certain business opportunities or relationships which differ substantially from the business activities the Company currently conducts. Nevertheless, management believes that the synergies and other significant benefits derived from the First Union Alliance offset the potential limitations imposed by the banking laws.

ACQUISITIONS

     Since inception, the Company has consummated 74 transactions consisting of 70 merchant portfolio acquisitions, three operating business acquisitions and a transaction with First Union Corporation and each of its principal banking subsidiaries (collectively, the "First Union Banks") (First Union Corporation and the First Union Banks are collectively referred to herein as "First Union"). In 1996, the Company consummated 23 transactions, anticipated to add approximately $385 million annualized processing volume. The transaction with First Union (the "First Union Alliance"), which was effective as of December 1, 1995, is the Company's most significant transaction to date representing the addition of approximately 31,000 merchants accounting for approximately $4.6 billion in 1995 credit card charge volume which produced approximately $105 million in revenues for 1995. The First Union Alliance resulted in the transfer by First Union of its transaction processing assets to the Company, increasing the Company's merchant customer base by 66.9% and increasing the annual credit card charge volume processed by the Company by 71.8%. First Union became a significant shareholder of the Company in connection with the First Union Alliance and owned 9,149,209 shares of the Company's Common Stock at March 15, 1997. The conversion and integration of the transaction processing assets transferred to the Company as a result of the First Union Alliance currently is in progress and is expected to be completed in the fall of 1997. In connection with the First Union Alliance, First Union also agreed, until January 31, 2003 and subject to certain specified exceptions and conditions, not to solicit, contract or generally do business with merchants or ISOs with whom the Company has a contractual relationship. First Union National Bank of North Carolina ("FUNB-NC") generally will act until January 31, 2003 as the exclusive clearing and settlement bank for transactions originating from merchants maintaining a depository account with First Union for receipt of payment of cleared transactions, although the Company may solicit from one or more other member clearing banks proposals to provide clearing and settlement services to the First Union Merchants. See "Business-First Union Shareholders Agreement.

     The Company intends to continue to pursue acquisitions of merchant portfolios as a principal component of its growth strategy in order to achieve greater economies of scale. This acquisition strategy focuses on the merchant portfolios of banks and ISOs that no longer desire or are unable to provide efficient and cost-effective transaction processing services. The Company attempts to structure its acquisition of merchant portfolios both to increase its merchant base and to expand its distribution and marketing capabilities. The Company accomplishes this objective principally by entering into an exclusive marketing agreement or alliance with a bank that sells its merchant portfolio to the Company. These alliances offer banks the opportunity to transfer management and operational responsibility for their merchant portfolios to the Company, while continuing to offer transaction processing services on a co-branded basis in cooperation with the Company. Banks are therefore able to view the acquisition of their merchant portfolio by the Company as a way to maintain a full-service relationship with their merchant depositors. Since inception, the Company has consummated 74 transactions consisting of 70 merchant portfolio acquisitions, three operating business acquisitions and the First Union Alliance.

RISK MANAGEMENT

     The Company views its risk management and fraud avoidance practices as integral to its operations and overall success because of the Company's potential liability for merchant fraud, chargebacks and other losses. Risk management and fraud avoidance occur initially at the application stage, when merchant applications are reviewed by the Company against certain criteria to determine acceptance or denial. The criteria used by the Company to determine whether to accept or deny applications include the credit history of the applicant, the industry in which the applicant conducts its business and various other relevant factors. In certain instances, guarantees may be required before an application is approved.

     The Company's principal advantage in its risk management and fraud avoidance capabilities, is the ability to run its proprietary fraud detection software program against each transaction electronically processed on the NOVA Network before funds are transferred to the merchant in payment for such transaction. This ability is critical to the Company's overall program to control fraud and manage risk and is an example of the Company's strategy of leveraging available technologies, and the NOVA Network, to competitive advantage. Despite the Company's risk management and fraud avoidance capabilities, the Company is unable to identify all fraudulent transactions resulting in financial exposure to the Company. Further, until the Company converts each newly acquired merchant account to the Company's merchant accounting processors, the Company is unable to apply fully its risk management and fraud avoidance practices to such merchant accounts.

     In connection with portfolio acquisitions, the Company reviews any merchant portfolio that it proposes to acquire. The review process includes analyzing the composition of the portfolio, applying uniform standards and underwriting guidelines developed by the Company to the portfolio and identifying high-risk merchants contained in the portfolio. Upon completion of this review, the Company determines whether the portfolio meets the Company's standards and guidelines and is otherwise a suitable acquisition target. If the Company decides to proceed with the proposed acquisition, the Company will focus on the high-risk merchants identified by its review and attempt to manage the risk associated with such merchants. Typically, the Company will seek to exclude high-risk merchants from the portfolio acquisition, require the seller of the merchant portfolio to establish a reserve account or require the seller of the merchant portfolio to indemnify the Company for any liability associated with such merchants. There can be no assurance that the Company's review process will consistently identify all high-risk merchants or that the Company will otherwise assess properly the risk attributes of any acquired portfolio.

MERCHANT ACCOUNTING AND CLEARING BANK RELATIONSHIPS

     The Company relies upon third parties to provide merchant accounting and clearing bank services to the Company and its merchant customers. In each of these instances, the Company has engaged multiple providers to safeguard against the loss of services or quality of any one of these providers.

     Merchant Accounting. Merchant accounting services consist of reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis, and forwarding this data to the credit card associations for ultimate payment. These functions are performed on the Company's behalf by each of Total System Services and Mellon Bank under agreements expiring April 30, 1998 and February 28, 1998, respectively.

     Clearing Bank Arrangements. The Company's clearing banks receive payment for merchant transactions from credit card associations (net of fees payable to the credit card associations and card issuing banks), from which the clearing banks remit payment to the merchant for the gross amount of the merchant's transactions. Once each month, the Company collects applicable merchant discount and other fees from each merchant for transactions effected and services provided during the preceding month. The Company, along with all other nonbank transaction processors that process VISA and MasterCard transactions, must be sponsored by a financial institution that is a principal member of the VISA and MasterCard credit card associations in order to process these bankcard transactions. Through each of Regions Bank, Bank of the West and Mellon Bank, which serve as member clearing banks for the Company, the Company is registered with VISA and MasterCard as a certified processor and member service provider. FUNB-NC also serves as a clearing bank for the Company.

PROPRIETARY RIGHTS

     The Company has developed proprietary software for use in four principal areas: (i) applications for POS Terminals and PCs; (ii) transaction switching;
(iii) the NOVA Network; and (iv) customer service and chargebacks. The Company regards its proprietary software as protected by trade secret and copyright laws of general applicability. The Company attempts to safeguard its software through the protection afforded by the above-referenced laws, employee and third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy, obtain or reverse engineer certain portions of the Company's software or to otherwise obtain or use other information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its software and other proprietary information, management believes that the protection afforded by trade secret and copyright laws are less significant to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel and the continued pursuit and implementation of its operating strategies.

     As the number of software application products in the transaction processing industry increases, and as the functionality of such products further overlaps, third parties could assert that the Company's software application products infringe or may infringe the proprietary rights of such entities. These third parties may seek damages from the Company as a result of such alleged infringement, demand that the Company license certain proprietary rights from them or otherwise demand that the Company cease and desist from its use and/or license of the allegedly infringing software. Although management is not currently aware of any alleged infringement issues, any such action, if it were to occur, may result in protracted and costly litigation or royalty arrangements or otherwise have a material adverse effect on the Company's financial condition and results of operations.

     The Company currently licenses certain software from third parties to supplement its internal software and technology development and to shorten time-to-market software application product deliveries. For instance, the Company licenses the software for NOVA Time. Management believes that it will be necessary to continue this practice in the future, although there can be no assurance that the Company will be able to do so on favorable terms or at all.

     The Company's trademarks include "NOVA," "NOVA Information Systems,"
"NOVA ACS," "NOVA Remote ACS," "NOVA Time," "NOVA Clock," "NOVA
Perks," "PC Transact-It" and "NOVA Shadow Pay". To date, however, the Company only has sought to have "NOVA" and "NOVA Perks" registered on the federal level. The Company's application to register "NOVA Perks" with the U.S. Patent and Trademark Office was approved January 23, 1996. The Company's application to register "NOVA" was refused and allowed to lapse without contesting the refusal. The Company intends to refile this application. There can be no assurance, however, that the Company will be successful in its attempt to register "NOVA" or that it will otherwise be able to continue to use any of the foregoing trademarks in its operations.

COMPETITION

     The market for providing credit, charge and debit card transaction services to the small- to medium-sized merchant segment served by the Company is highly competitive. The level of competitiveness has increased significantly since the Company's inception and this trend is expected to continue. The Company competes in this market segment on the basis of price, the availability of related products and services, the quality of customer service and support, and transaction processing speed, quality and reliability. The Company's principal competitors in this market segment include other smaller vertically integrated processors, community and regional banks and ISOs and, increasingly, the ten largest bankcard processors. Several of the Company's competitors and potential competitors have greater financial, technological, marketing and personnel resources than the Company, and there can be no assurance that the Company will continue to be able to compete successfully with such entities.

     The Company believes that it has reached a sufficient size whereby economies of scale allow it to offer competitive pricing. However, certain of the Company's competitors may have lower costs which could potentially give them an advantage. The Company intends to maintain its strategy of focusing on small- to medium-sized merchants because management believes this market segment is somewhat less price sensitive than larger accounts.

     The Company faces increasing competition from other transaction processors for available acquisition opportunities. In addition, in recent years community and regional banks, whose transaction processing businesses have been the Company's primary source of acquisition opportunities, have been undergoing extensive consolidation reflective of underlying trends in the financial institutions industry and unrelated to their transaction processing businesses. As a result, smaller banks that may have sought to divest themselves of their transaction processing businesses may be acquired by a competitor of the Company, thus depriving the Company of an acquisition opportunity. The First Union Alliance, however, may create additional acquisition opportunities for the Company, as the Company and First Union have agreed that the Company generally may, at its option, purchase from First Union any merchant portfolios acquired by First Union through whole-bank or other acquisitions.

BANKING REGULATION

     As a result of First Union's ownership interest in the Company, the Company is subject to certain banking laws, orders and regulations (collectively, the "Banking Laws"). For example, the Company is now subject to the supervision and examination of the Office of the Comptroller of the Currency (the "OCC"), one of the principal regulatory bodies having jurisdiction over First Union (although management does not believe it is likely that the OCC would ever exercise this supervisory and examination authority). In addition, the OCC reviewed extensively the First Union Alliance and the terms thereof, and the OCC's written approval was required in order for the First Union Alliance to be consummated (the "OCC Approval"). To facilitate First Union's compliance with the OCC Approval and the other Banking Laws, and to allow First Union to obtain any required consents or approvals, the Company has agreed to notify First Union before it enters into, or acquires any company that is engaged in, any business activities substantially different from the business activities the Company currently conducts. If First Union is unable to obtain such consents or approvals, the Company may not engage in the new business activity or proceed with the contemplated acquisition. Management does not believe, however, that the Banking Laws will impact significantly the manner in which the Company intends to conduct or expand its business or product and services offerings, although there can be no assurance that the Banking Laws will not have such an effect.

CAUTIONARY STATEMENTS

     This Annual Report on Form 10-K and other information that is provided by the Company from time to time contain statements that are not historical facts, including statements about (i) the Company's strategies and expectations for existing and new products, services, technologies and opportunities, (ii) demand for and acceptance of new and existing products and services, and (iii) return on investments in products and markets. These statements are forward-looking statements that are subject to important risks and uncertainties, which may cause the actual results of the Company's operations to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These important risks and uncertainties include, but are not limited to, the following:

     VISA and MasterCard Registration Termination. The Company's designation with VISA and MasterCard as a certified processor and its status as a member service provider are dependent upon the Company's continuing adherence to the standards of the VISA and MasterCard credit card associations. These standards are set by the respective member financial institutions of VISA and MasterCard, some of which are competitors of the Company. There can be no assurance that VISA and MasterCard will maintain the Company's registrations or that the current VISA and MasterCard rules allowing the Company and other nonbank transaction processors to market and provide transaction processing services will remain in effect. The termination of the Company's registrations or the Company's status as a certified processor would have a material adverse effect on the Company's financial condition and results of operations.

     Competition. The market for credit, charge and debit card transaction processing services is highly competitive. The level of competition has increased significantly in recent years and this trend is expected to continue. Several of the Company's competitors and potential competitors have greater financial, technological, marketing and personnel resources than the Company. In addition, the competitive pricing pressures that would result from any increase in competition would adversely affect the Company's margins and may have a material adverse effect on the Company's financial condition and results of operations.

     Dependence on Merchant Accounting Relationships. The Company outsources certain merchant accounting services to Total System Services and Mellon Bank. The failure of Total System Services or Mellon Bank to continue to perform these services efficiently and effectively may adversely affect the Company's relationships with its merchant customers and may result in the termination by merchants of their agreements with the Company. The agreement with Total System Services expires April 30, 1998. The agreement with Mellon Bank expires February 28, 1998. Termination of either agreement would require the Company either to seek alternative outsourcing agreements or to make significant capital expenditures to develop internal systems to provide these merchant accounting services. Although management believes that in the event of any such termination the Company could locate alternative outsourcing arrangements, any such termination could have a material adverse effect on the Company's financial condition and results of operations.

     Risks Associated with Acquisition Strategy. A material element of the Company's growth strategy is the acquisition of additional merchant portfolios, operating businesses and transaction processing assets in order to achieve greater economics of scale. There can be no assurance that the current level of acquisition opportunities will continue to exist, that the Company will be able to acquire merchant portfolios, operating businesses and transaction processing assets that satisfy the Company's criteria, or that any such acquisition will be on terms favorable to the Company. Further, there can be no assurance that the Company will properly assess the risk attributes associated with an acquired portfolio. Incorrect risk assessments may result in excessive losses from chargebacks or merchant fraud in connection with any acquired portfolio. Until the Company converts each newly-acquired merchant to the NOVA Network and the Company's merchant accounting processors, the Company has little, if any, control over the performance of such other networks and processors and typically is unable to fully apply its risk management and fraud avoidance practices to such merchants. Conversion is often subject to difficulties such as lack of cooperation on the part of acquired merchants' former transaction processors. The Company's acquisition strategy and the growth resulting therefrom will require that the Company continue to hire qualified personnel, while concurrently expanding its managerial and operational infrastructure. There can be no assurance that the Company will be able to hire and retain qualified personnel or that the Company will be able to expand successfully its infrastructure as appropriate to accommodate future acquisitions or growth. As a result of these factors, the Company may not realize the expected economic benefits associated with its acquisitions, which may have a material adverse effect on the Company's financial condition and results of operations.

     Merchant Attrition. The Company's merchant agreements generally are terminable by either party with 30 days' or less notice. Increased merchant attrition may have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will not experience higher rates of attrition in the future, particularly in connection with acquired merchant portfolios.

     Chargeback Risk. When a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is "charged back" to the merchant and that amount is credited to the cardholder, in some cases at the Company's expense. There can be no assurance that the Company will not experience significant losses from chargebacks in the future.

     Merchant Fraud. The Company bears the risk of losses caused by fraudulent credit card transactions initiated by its merchant customers. There can be no assurance that the Company will not experience significant amounts of merchant fraud in the future, which may have a material adverse effect on the Company's financial condition and results of operations.

     Certain State Tax Issues. Transaction processing companies like the Company may be subject to state taxation of certain portions of their fees charged to merchants for their services. Application of this tax is an emerging issue in the industry and the states have not yet adopted uniform guidelines. If the Company is required to pay such taxes and is unable to pass such costs through to its merchant customers, the financial condition and results of operations of the Company could be adversely affected.

     Development and Market Acceptance of New Products. Because the transaction processing industry has been characterized by rapidly changing technology and the development of new services and products, management believes that the future success of the Company will depend, in part, on the Company's ability to continue to improve its products and services and to offer its merchant customers new products and services. There can be no assurance that the Company's newly-developed products and services will perform satisfactorily or be widely accepted in the marketplace. For a description of the Company's methods for protecting its proprietary rights in the products and services it develops, see "Business--Proprietary Rights."

     Fluctuation in Quarterly Operating Results. The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues in the third calendar quarter and lower revenues in the first calendar quarter. Quarterly results are also affected by the timing of acquisitions and the timing and magnitude of expenses for merchant portfolio conversions. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock.

     Significant Intangible Assets; Accounting Policies. A substantial portion of the Company's assets are intangible assets related to acquired merchant portfolios or business operations. In the event of a material decline in revenues generated from any of such merchant portfolios or business operations which would not be recovered from future cash flows, the carrying value of the related intangible asset will be reduced to fair value. Further, changes in accounting policies or rules that affect the way in which such intangible assets are reflected in the Company's financial statements, or the way in which they are treated for tax purposes, could have a material adverse effect on the Company's financial condition.

     Banking and Territorial Restrictions. In connection with the First Union Alliance, the Company has agreed to notify and obtain approval from First Union before it enters into any business activities substantially different from the business activities the Company currently conducts. The Company also generally may not, without the prior consent of First Union, enter into certain marketing agreements with third parties located in specified areas where First Union currently maintains a significant banking presence. The effect of these restrictions is to limit in certain respects the Company's ability to seek or take advantage of certain business or marketing opportunities, which may have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     At February 28, 1997, the Company had 400 full-time employees, of which 114 were in sales and marketing, 245 were in operations and 41 were corporate and general administrative employees. Of these employees, 120 were based in Atlanta, Georgia at the Company's principal executive offices, 176 were based in Knoxville, Tennessee at the Company's operations center, 6 were based in Arvada, Colorado, and 16 were based in Jacksonville, Florida. In addition, the Company's 114 sales and marketing employees include 82 salespersons located throughout the United States, of whom 53 were based at branches of banks with which the Company has formed Acquisition Alliances. None of the Company's employees is represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Atlanta, Georgia and consist of approximately 38,000 square feet that are leased pursuant to an agreement scheduled to expire November 30, 2001. The Company relocated its principal executive offices in October 1996 to allow for the Company's continued growth. In connection with this relocation, the Company transferred certain of its operational functions, including the transition management functions, from Knoxville, Tennessee or Boulder, Colorado to Atlanta. The Company's operations center is located in Knoxville, Tennessee and consists of approximately 26,000 square feet. This facility is leased pursuant to a sublease agreement scheduled to expire September 1, 2003. Certain of the Company's operations are conducted in facilities located in Jacksonville, Florida and Arvada, Colorado consisting of approximately 9,360 and approximately 3,040 square feet of space, respectively. The Jacksonville space is being leased pursuant to an agreement scheduled to expire in 1998. The Arvada space is being leased pursuant to an agreement scheduled to expire June 30, 1997. Certain of the Company's employees also occupy other office facilities at various locations under leases and various other agreements, which require aggregate payments that are not material.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been involved from time to time in litigation in the normal course of its business. While management is aware of and dealing with certain pending or threatened litigation, management does not believe that such matters, individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth certain information regarding the executive officers of the Company as of February 28, 1997.


        NAME                  AGE                   POSITION
        ----                  ---                   --------
Edward Grzedzinski             42           Chairman, President and Chief
                                            Executive Officer
James M. Bahin                 52           Vice Chairman, Chief Financial
                                            Officer and Secretary
Paul W. Bowers                 56           Executive Vice President - Systems
                                            and Product
John M. Koopman                44           Executive Vice President - Merchant
                                            Services and Operations
John M. Perry                  40           Executive Vice President - Sales
                                            and
                                            Marketing

    Each executive officer will serve until the first meeting of the board of directors after the next annual meeting of shareholders and a successor is elected or appointed and qualified, or until such officer resigns or is removed by the board of directors.

EDWARD GRZEDZINSKI. Ed Grzedzinski has been the Chairman, President and Chief Executive Officer of NOVA Corporation since its inception in 1995. He co-founded NOVA Corporation's subsidiary, NOVA Information Systems, Inc. as its Chief Operating Officer in February 1991 and was named Chief Executive Officer in September 1995.

JAMES M. BAHIN. James Bahin joined NOVA Information Systems as Chief Financial Officer in January 1992. Since its inception in December 1995, Mr. Bahin has served as Vice Chairman, Chief Financial Officer and Secretary of the Company.

PAUL W. BOWERS . Paul Bowers joined NOVA Information Systems at its February 1991 inception as Vice President -Systems. From July 1994 through September 1996, Mr. Bowers served as Senior Vice President - Operations, and was named Executive Vice President, Systems and Product for the Company in September 1996.

JOHN M. KOOPMAN.  John Koopman joined NOVA Information Systems in February
1996 as Senior Vice President and General Manager of Operations, and was named Executive Vice President of Merchant Services Operations in May 1996. Prior to joining NOVA, Mr. Koopman served in various positions with PNC Bank, N.A. from January 1977 through January 1996, most recently as Vice President and Manager of Merchant Services from December 1993 through January 1996, and as Vice President and Manager of Student Lending from May 1985 through November 1996.

JOHN M. PERRY. John Perry joined NOVA Information Systems in April 1996 as Executive Vice President, Sales and Marketing. Prior to joining NOVA, he served as Executive Vice President with First Data Corporation from November 1995 to April 1996, as Senior Vice President-Retail, with CES Corporation from April 1993 to November 1995, and as Vice President-Marketing and Sales with Harbridge Merchant Services from January 1992 to April 1993.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The section entitled "Shareholder Information" of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference and filed as part of
Exhibit 13.

     Recent Sales of Unregistered Securities.

     On January 31, 1996, in connection with the consolidation transaction with First Union Corporation and various banking subsidiaries of First Union Corporation (the "First Union Banks") (First Union Corporation and the First Union Banks are collectively referred to herein as "First Union"), the Company acquired all of the outstanding capital stock of NOVA Information Systems, Inc. ("NOVA Information Systems") and issued the following securities:

        (i) an aggregate of 9,149,209 shares of Common Stock to the First Union Banks in exchange for the transaction processing assets of First Union (the "First Union Assets");

        (ii) 1,168,291 shares of Common Stock, 14,832 shares of Series A Convertible Preferred Stock, 10,027 shares of Series B Convertible Preferred Stock and 5,000 shares of Series D Preferred Stock to Warburg, Pincus Investors, L.P. ("Warburg") in exchange for 768,000 shares of common stock of NOVA Information Systems, a warrant to purchase 512,000 shares of common stock of NOVA Information Systems, 14,832 shares of Series A Convertible Preferred Stock of NOVA Information Systems, 10,027 shares of Series B Convertible Preferred Stock of NOVA Information Systems, and 5,000 shares of Series D Preferred Stock of NOVA Information Systems;

        (iii) 413,324 shares of Common Stock, 683.34 shares of Series A Convertible Preferred Stock and 3,029 shares of Series C Convertible Preferred Stock to WorldCom, Inc. ("WorldCom") in exchange for 256,000 shares of common stock of NOVA Information Systems, a warrant to purchase 665,600 shares of common stock of NOVA Information Systems, 683.34 shares of Series A Convertible Preferred Stock of NOVA Information Systems, and 3,029 shares of Series C Convertible Preferred Stock of NOVA Information Systems;

        (iv) 192,000 shares, 153,600 shares and 54,912 shares of Common Stock, respectively, to Edward Grzedzinski, James M. Bahin, and Paul Bowers in exchange for 192,000 shares, 153,600 shares and 54,912 shares of common stock of NOVA Information Systems, respectively; and

        (v) an aggregate of 246,784 shares of Common Stock to eight members of management of NOVA Information Systems in exchange for an aggregate of 246,784 shares of common stock of NOVA Information Systems.

     This transaction was effected in reliance upon the exemption from registration set forth in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act").

     In addition, on January 31, 1996, the Registrant assumed all obligations under each outstanding option representing the right to purchase shares of common stock of NOVA Information Systems granted under the terms of the 1991 Employees' Stock Option and Stock Appreciation Rights Plan of NOVA Information Systems (the "1991 Stock Option Plan"). Such options were converted into options representing the right to purchase an equal number of shares of Common Stock of the Registrant at the same exercise price. This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     On October 8, 1993, NOVA Information Systems issued 4,000 shares of Series D Preferred Stock ($1,000 per share) to Warburg in satisfaction of its obligations under a promissory note in the original principal amount of $4,000,000 held by Warburg. This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     On December 31, 1993, NOVA Information Systems granted options to acquire an aggregate of 1,488,793 shares of common stock having an original exercise price of $1.18 per share to employees of NOVA Information Systems pursuant to the 1991 Stock Option Plan. This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     On February 28, 1994, NOVA Information Systems issued 1,000 shares of Series D Preferred Stock to Warburg for aggregate consideration of $1,000,000 ($1,000 per share). This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     On February 28, 1994, NOVA Information Systems issued 153,600 shares of common stock to James M. Bahin for aggregate consideration of $181,500 ($1.18 per share). This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     On October 17, 1994, NOVA Information Systems granted options representing the right to purchase an aggregate of 1,087,360 shares of common stock having an original exercise price of $1.18 per share to employees of NOVA Information Systems pursuant to the 1991 Stock Option Plan. This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     On July 21, 1995, in connection with the acquisition of the bankcard processing operations of the Bank of Boulder, NOVA Information Systems granted options to acquire an aggregate of 25,600 shares of common stock having an original exercise price of $1.18 per share to an employee of Boulder Bankcard Processing, Inc. and options to acquire an aggregate of 38,400 shares of common stock having an original exercise price of $2.34 per share to employees of NOVA Information Systems, pursuant to the 1991 Stock Option Plan. This transaction was effected in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act.

     In March 1996, NOVA Corporation issued an aggregate of 986,116 shares of Common Stock to certain employees in connection with the exercise of stock options previously granted by NOVA Information Systems pursuant to the 1991 Stock Option Plan for aggregate consideration of $1,163,616.88 ($1.18 per share). These transactions were effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     In April 1996, NOVA Corporation issued an aggregate of 641,532 shares of Common Stock to certain employees in connection with the exercise of stock options previously granted by NOVA Information Systems pursuant to the 1991 Stock Option Plan for aggregate consideration of $764,431 ($1.18-$2.34 per share). These transactions were effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

     In May 1996, NOVA Corporation issued an aggregate of 8,000 shares of Common Stock to one employee in connection with the exercise of stock options previously granted by NOVA Information Systems pursuant to the 1991 Stock Option Plan for aggregate consideration of $9,440 ($1.18 per share). This transaction was effected in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The section entitled "Selected Consolidated Financial Data" of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference and filed as part of Exhibit 13.

     The following table sets forth selected consolidated statement of operations data for the ten month period ended December 31, 1995 and 1994. The selected consolidated statement of operations data for the 10-month period ended December 31, 1995 are derived from the Company's Consolidated Financial Statements and notes thereto, which have been audited by Ernst & Young LLP, independent auditors. The information for the 10 months ended December 31, 1994 is unaudited, but in the opinion of management reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period.

                                                                10-month
                                                              period ended
                                                              December 31,
                                                        ------------------------
in millions                                                 1995        1994
                                                        ------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                                  $ 129.0     $  74.8
--------------------------------------------------------------------------------
Cost of service                                             100.4        59.0
--------------------------------------------------------------------------------
Conversion costs                                              3.4         0.9
--------------------------------------------------------------------------------
Selling, general and administrative                          17.8        11.2
--------------------------------------------------------------------------------
Depreciation and amortization                                 4.6         2.9
--------------------------------------------------------------------------------
Operating income                                              2.8         0.8
--------------------------------------------------------------------------------
Interest expense, net                                         2.0         0.6
--------------------------------------------------------------------------------
Income before provision for income taxes                      0.8         0.2
--------------------------------------------------------------------------------
Provision (benefit) for income taxes                         (4.1)
--------------------------------------------------------------------------------
Net income                                                 $  4.9      $  0.2
--------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference and filed as part of Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Accompanying Notes to Consolidated Financial Statements and the section entitled "Report of Independent Auditors" of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference and filed as part of Exhibit 13.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as set forth under the caption "Executive Officers of the Registrant" in Part I, the information required by Part III, Items 10, 11, 12 and 13 is hereby incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders, presently scheduled for May 14, 1997, which Proxy Statement will be filed pursuant to Regulation 14a under the Securities Exchange Act of 1934 not later than May 1, 1997 in accordance with General Instruction G(3) to Form 10-K.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

     (a)(1).  Index to Consolidated Financial Statements

     The following financial statements are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and are filed herewith as part of Exhibit 13:

     Consolidated Balance Sheets at December 31, 1996 and 1995.

     Consolidated Statements of Operations for each of the three fiscal years ending December 31, 1996, December 31, 1995 and February 28, 1995.

     Consolidated Statements of Shareholders' Equity for each of the three fiscal years ending December 31, 1996, December 31, 1995 and February 28, 1995.

     Consolidated Statements of Cash Flows for each of the three fiscal years ending December 31, 1996, December 31, 1995 and February 28, 1995.

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

     (2) The following consolidated financial statement schedule of the Company is included in Item 14(d):
Schedule II. - Valuation and Qualifying Accounts

     Schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto.

     (3) The following exhibits are incorporated by reference or filed herewith:

EXHIBIT
NUMBER             DESCRIPTION
--------

 2.1 Merchant Business Purchase Agreement, dated October 18, 1994, as amended November 30, 1994 and December 9, 1994, among NOVA Information Systems, Inc., the Bank of Boulder, Bolder Bancorporation and NOVA Newco, Inc. (the "Bank of Boulder Business Purchase Agreement") /(1)/

*2.2 Contribution Agreement, dated October 30, 1995 (the "Contribution Agreement"), among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems, Inc., the then-current shareholders of NOVA Information Systems, Inc. (the "Original Shareholders"), First Union Corporation, the First Union Union Banks, and First Fidelity Bancorporation and its banking subsidiaries (which merged with and into First Union Corporation effective January 1, 1996) /(1)/

 3.1   Articles of Incorporation of the Registrant, as amended /(1)/

 3.2   Bylaws of the Registrant, as amended

 4.1   Specimen form of Common Stock certificate

 4.2 See Articles of Incorporation of the Registrant and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively

 4.3 Shareholders Agreement dated January 31, 1996 (the "Shareholders Agreement"), among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems, Inc., First Union, WorldCom, Warburg and each of the other Original Shareholders /(1)/

 4.4 Registration Rights Agreement (the "Registration Rights Agreement") dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), Warburg, WorldCom, and First Union /(1)/

   9   Shareholders Agreement, incorporated by reference to Exhibit 4.3 /(1)/

10.1   Shareholders Agreement, incorporated by reference to Exhibit 4.3 /(1)/

10.2   Registration Rights Agreement, incorporated by reference to Exhibit 4.4
       /(1)/

10.3 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems, Inc. and Edward Grzedzinski /(1)/

10.4 Employment Agreement dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems, Inc. and James M. Bahin /(1)/

10.5 1991 Employees' Stock Option and Stock Appreciation Rights Plan, as amended /(1)/

10.6 1996 Employees Stock Incentive Plan, as amended, together with form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement /(1)/

10.7   1996 Directors Stock Option Plan, as amended and restated

10.8   Contribution Agreement, incorporated by reference to Exhibit 2.2 /(1)/

10.9 Lease Agreement dated May 31, 1996 by and between NOVA Information Systems, Inc. and Concourse I, LTD. /(2)/

10.10 Sublease, dated April 1, 1991, between Inter-Banc, Inc. and The Baptist Health System of East Tennessee, Inc./ (1)/

10.11 Credit Agreement, dated December 8, 1994, as amended and restated January 31, 1996 among NOVA Information Systems, Inc., the Lenders named therein, and Bank of America National Trust and Savings Association, as Agent, and First Amendment and Waiver to Amended and Restated Credit Agreement dated as of May 1, 1996. /(2)/

10.12 Agreement dated February 28, 1996, between NOVA Information Systems, Inc. and WorldCom /(1)/

10.13 Subscribers Agreement, dated May 1, 1993, between NOVA Information Systems, Inc. and Total System Services, Inc., and Addendum to Subscribers Agreement, dated July 1993, between NOVA Information Systems, Inc. and Total System Services, Inc. /(1)/

*10.14 Marketing Agreement, dated June 30, 1994, between NOVA Information Systems, Inc. and Kessler Financial Services, L.P. /(1)/

*10.15 Agreement Regarding Merchant Processing Services and Other Matters, dated May 5, 1995, among NOVA Information Systems, Inc., First Alabama Bank and Regions Financial Corp. /(1)/

*10.16 Agreement, dated June 3, 1992, as amended December 9, 1992, April 28, 1994 and November 2, 1994 between NOVA Information Systems, Inc. and Mellon Bank, N.A. (''Mellon Bank''), together with the Letter Agreement dated June 3, 1992 between NOVA Information Systems, Inc. and Mellon Bank relating to fees /(1)/

10.17 Depositary and Processing Agreement, dated September 30, 1993, between NOVA Information Systems, Inc. and Bank of the West /(1)/

*10.18  Bank of Boulder Purchase Agreement, incorporated by reference to Exhibit
        2.1 /(1)/

*10.19 Non-Competition Agreement, dated December 9, 1994, among NOVA Information Systems, Boulder Bankcard Processing, Inc. and Steven K. Bosley /(1)/

10.20 Marketing Agreement, dated October 1, 1992, between NOVA Information Systems, Inc. and MBNA America Bank, N.A. /(1)/

10.21 Agreement Not to Compete, dated October 1, 1992, between NOVA Information Systems, Inc. and MBNA America Bank, N.A. /(1)/

10.22 Depositary and Settlement Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems, Inc. and FUNB-NC /(1)/

10.23 Marketing Support Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems, Inc. and the First Union Banks /(1)/

 11.1   Statement re: Computation of Pro Forma Earnings Per Share

 11.2   Statement re: Computation of Historical Earnings Per Share

 11.3   Statement re: Computation of Supplemental Earnings Per Share

   13   1996 Annual Report to Shareholders - Following portions only:
        "Shareholder Information;" "Selected Consolidated Financial Data;" "Management's Discussion and Analysis of Financial Condition and Results of Operations;" the Consolidated Financial Statements and Accompanying Notes to Consolidated Financial Statements and the "Report of Independent Auditors"

   21   Subsidiaries of Registrant

   23   Consent of Ernst & Young LLP

   24   Powers of Attorney

   27   Financial Data Schedule

______________________

* Confidential treatment pursuant to 17 CFR (S)(S) 200.80 and 230.406 was previously requested regarding certain portions of the indicated Exhibit in connection with the Company's Registration Statement on Form S-1 (Registration No. 333-3287), which portions have been filed separately with the Commission.

/(1)/ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-3287), and incorporated herein by reference.

/(2)/ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on June 18, 1996, Commission File No. 1-14342, and incorporated herein by reference.

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed or required to be filed during the fourth quarter of 1996.

          (c)  Index of Exhibits


EXHIBIT
NUMBER             DESCRIPTION
-------
 2.1    Merchant Business Purchase Agreement, dated October 18, 1994, as amended
        November 30, 1994 and December 9, 1994, among NOVA Information Systems,
        Inc., the Bank of Boulder, Bolder Bancorporation and NOVA Newco, Inc.
        (the "Bank of Boulder Business Purchase Agreement") /(1)/

*2.2    Contribution Agreement, dated October 30, 1995 (the "Contribution
        Agreement"), among the Registrant (formerly NOVA Holdings, Inc.), NOVA
        Information Systems, Inc., the then-current shareholders of NOVA
        Information Systems, Inc. (the "Original Shareholders"), First Union
        Corporation, the First Union Union Banks, and First Fidelity
        Bancorporation and its banking subsidiaries (which merged with and into First Union Corporation effective January 1, 1996) /(1)/

 3.1    Articles of Incorporation of the Registrant, as amended /(1)/

 3.2    Bylaws of the Registrant, as amended

 4.1    Specimen form of Common Stock certificate

 4.2 See Articles of Incorporation of the Registrant and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively

 4.3    Shareholders Agreement dated January 31, 1996 (the "Shareholders
        Agreement"), among the Registrant (formerly NOVA Holdings, Inc.), NOVA
        Information Systems, Inc., First Union, WorldCom, Warburg and each of the other Original Shareholders /(1)/

 4.4 Registration Rights Agreement (the "Registration Rights Agreement") dated January 31, 1996, among the Registrant (formerly NOVA Holdings,
        Inc.), Warburg, WorldCom, and First Union /(1)/

   9    Shareholders Agreement, incorporated by reference to Exhibit 4.3 /(1)/

10.1    Shareholders Agreement, incorporated by reference to Exhibit 4.3 /(1)/

10.2    Registration Rights Agreement, incorporated by reference to Exhibit 4.4
        /(1)/

10.3    Employment Agreement, dated October 27, 1995, effective January 31,
        1996, between NOVA Information Systems, Inc. and Edward Grzedzinski
        /(1)/

10.4 Employment Agreement dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems, Inc. and James M. Bahin /(1)/

10.5 1991 Employees' Stock Option and Stock Appreciation Rights Plan, as amended /(1)/

10.6 1996 Employees Stock Incentive Plan, as amended, together with form of Incentive Stock Option Agreement and Non-Qualified Stock Option
        Agreement /(1)/

10.7    1996 Directors Stock Option Plan, as amended and restated

10.8    Contribution Agreement, incorporated by reference to Exhibit 2.2 /(1)/

10.9    Lease Agreement dated May 31, 1996 by and between NOVA Information
        Systems, Inc. and Concourse I, LTD. /(2)/

10.10   Sublease, dated April 1, 1991, between Inter-Banc, Inc. and The Baptist
        Health System of East Tennessee, Inc./ (1)/

10.11   Credit Agreement, dated December 8, 1994, as amended and restated
        January 31, 1996 among NOVA Information Systems, Inc., the Lenders named therein, and Bank of America National Trust and Savings Association, as
        Agent, and First Amendment and Waiver to Amended and Restated Credit
        Agreement dated as of May 1, 1996. /(2)/

10.12   Agreement dated February 28, 1996, between NOVA Information Systems,
        Inc. and WorldCom /(1)/

10.13   Subscribers Agreement, dated May 1, 1993, between NOVA Information
        Systems, Inc. and Total System Services, Inc., and Addendum to
        Subscribers Agreement, dated July 1993, between NOVA Information
        Systems, Inc. and Total System Services, Inc. /(1)/

*10.14  Marketing Agreement, dated June 30, 1994, between NOVA Information
        Systems, Inc. and Kessler Financial Services, L.P. /(1)/

*10.15 Agreement Regarding Merchant Processing Services and Other Matters, dated May 5, 1995, among NOVA Information Systems, Inc., First Alabama
        Bank and Regions Financial Corp. /(1)/

*10.16  Agreement, dated June 3, 1992, as amended December 9, 1992, April 28,
        1994 and November 2, 1994 between NOVA Information Systems, Inc. and
        Mellon Bank, N.A. (''Mellon Bank''), together with the Letter Agreement dated June 3, 1992 between NOVA Information Systems, Inc. and Mellon
        Bank relating to fees /(1)/

10.17   Depositary and Processing Agreement, dated September 30, 1993, between
        NOVA Information Systems, Inc. and Bank of the West /(1)/

*10.18  Bank of Boulder Purchase Agreement, incorporated by reference to Exhibit
        2.1 /(1)/

*10.19  Non-Competition Agreement, dated December 9, 1994, among NOVA
        Information Systems, Boulder Bankcard Processing, Inc. and Steven K.
        Bosley /(1)/

10.20   Marketing Agreement, dated October 1, 1992, between NOVA Information
        Systems, Inc. and MBNA America Bank, N.A. /(1)/

10.21   Agreement Not to Compete, dated October 1, 1992, between NOVA
        Information Systems, Inc. and MBNA America Bank, N.A. /(1)/

10.22   Depositary and Settlement Agreement, dated January 31, 1996, among the
        Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems,
        Inc. and FUNB-NC /(1)/

10.23   Marketing Support Agreement, dated January 31, 1996, among the
        Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems,
        Inc. and the First Union Banks /(1)/

 11.1   Statement re: Computation of Pro Forma Earnings Per Share

 11.2   Statement re: Computation of Historical Earnings Per Share

 11.3   Statement re: Computation of Supplemental Earnings Per Share

   13   1996 Annual Report to Shareholders - Following portions only:
        "Shareholder Information;" "Selected Consolidated Financial Data;"
        "Management's Discussion and Analysis of Financial Condition and Results of Operations;" the Consolidated Financial Statements and Accompanying
        Notes to Consolidated Financial Statements and the "Report of
        Independent Auditors"

   21   Subsidiaries of Registrant

   23   Consent of Ernst & Young LLP

   24   Powers of Attorney

   27   Financial Data Schedule

----------------------
* Confidential treatment pursuant to 17 CFR (S)(S) 200.80 and 230.406 was previously requested regarding certain portions of the indicated Exhibit in connection with the Company's Registration Statement on Form S-1 (Registration No. 333-3287), which portions have been filed separately with the Commission.

/(1)/ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-3287), and incorporated herein by reference.

/(2)/ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on June 18, 1996, Commission File No. 1-14342, and incorporated herein by reference.

          (d)  The following financial statement schedules are filed herewith:

                                 SCHEDULE II

                        NOVA INFORMATION SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  ---------------------------------------------------------------
                                                     BALANCE AT        CURRENT         CURRENT      BALANCE AT
                                                    THE BEGINNING       YEAR            YEAR          THE END
                                                    OF THE PERIOD    COST/EXPENSE     WRITE-OFFS   OF THE PERIOD
                                                  ---------------------------------------------------------------

FISCAL YEAR ENDING DECEMBER 31, 1996:
Reserve For Doubtful Accounts and Chargebacks            $440,000    $3,245,000       $978,000         2,707,000
Credit and Fraud Loss Reserve                             883,000             0        133,000           750,000

TEN MONTHS PERIOD ENDING DECEMBER 31, 1995:

Reserve For Doubtful Accounts and Chargebacks            $206,000    $  634,000       $400,000        $  440,000
Credit and Fraud Loss Reserve                             691,000       337,000        145,000           883,000

FISCAL YEAR ENDING FEBRUARY 28, 1995:

Reserve For Doubtful Accounts and Chargebacks            $210,000    $  668,000       $672,000        $  206,000
Credit and Fraud Loss Reserve                             587,000       264,000        160,000           691,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

                             NOVA CORPORATION


                             By:  /s/
                                 ---------------------------
                                   Edward Grzedzinski
                                   Chairman, President and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27th, 1997.

       SIGNATURE                                TITLE
       ---------                                -----

/s/                                Director, Chairman of the Board,
----------------------------       President and Chief Executive Officer
Edward Grzedzinski                 (principal executive officer)


/s/                                Director, Vice Chairman of the Board,
----------------------------       Chief Financial Officer and Secretary
James M. Bahin                     (principal financial and accounting
                                   officer)


/s/                                Director
----------------------------
Charles T. Cannada

/s/                                Director
----------------------------
U. Bertram Ellis, Jr.

/s/                                Director
----------------------------
Dr. Henry Kressel

/s/                                Director
----------------------------
Joseph P. Landy

/s/                                Director
----------------------------
Maurice F. Terbrueggen, Jr.

/s/                                Director
----------------------------
Fred Martin Winkler


*By:
    ---------------------
      James M. Bahin
      as Attorney-In-Fact