Form 10-K/A
period 1996-12-31
NOVA CORP \GA\
filed 1997-04-16
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                       FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     (3) The following exhibits are incorporated by reference or were previously filed as part of this Form 10-K, except Exhibit 13 which is filed herewith:

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

 3.1    Articles of Incorporation of the Registrant, as amended /(1)/

 3.2    Bylaws of the Registrant, as amended /(3)/

 4.1    Specimen form of Common Stock certificate /(3)/

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

10.7    1996 Directors Stock Option Plan, as amended and restated /(3)/

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

 11.1   Statement re: Computation of Pro Forma Earnings Per Share /(3)/

 11.2   Statement re: Computation of Historical Earnings Per Share /(3)/

 11.3   Statement re: Computation of Supplemental Earnings Per Share /(3)/

   13   1996 Annual Report to Shareholders - Following portions only:
        "Shareholder Information;" "Selected Consolidated Financial Data;"
        "Management's Discussion and Analysis of Financial Condition and Results of Operations;" the Consolidated Financial Statements and Accompanying
        Notes to Consolidated Financial Statements and the "Report of
        Independent Auditors" /(4)/

   21   Subsidiaries of Registrant /(3)/

   23   Consent of Ernst & Young LLP /(3)/

   24   Powers of Attorney /(3)/

   27   Financial Data Schedule /(3)/

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

/(3)/ Previously filed as part of this Form 10-K.

/(4)/ Filed herewith.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 1997.

                             NOVA CORPORATION


                             By:  /s/
                                 ---------------------------
                                   Edward Grzedzinski
                                   Chairman, President and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 16th, 1997.

       SIGNATURE                                TITLE
       ---------                                -----

/s/ Edward Grzedzinski             Director, Chairman of the Board,
-------------------------------    President and Chief Executive Officer
Edward Grzedzinski                 (principal executive officer)


/s/ James M. Bahin                 Director, Vice Chairman of the Board,
-------------------------------    Chief Financial Officer and Secretary
James M. Bahin                     (principal financial and accounting
                                   officer)


               *                   Director
-------------------------------
Charles T. Cannada

               *                   Director
-------------------------------
U. Bertram Ellis, Jr.

               *                   Director
-------------------------------
Dr. Henry Kressel

               *                   Director
-------------------------------
Joseph P. Landy

               *                   Director
-------------------------------
Maurice F. Terbrueggen, Jr.

               *                   Director
-------------------------------
Fred Martin Winkler


*By: /s/ James M. Bahin
    ---------------------
      James M. Bahin
      as Attorney-In-Fact