Form 10-Q
period 1997-03-31
NOVA CORP \GA\
filed 1997-05-14
CIK 1009918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
    ___________

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


            One Concourse Parkway, Suite 300, Atlanta, Georgia 30328
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (770) 396-1456
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,843,201 shares of common stock outstanding as of May 12, 1997.

                               NOVA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                         PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets-
             March 31, 1997 (unaudited) and December 31, 1996.............   3

           Condensed Consolidated Statements of Income (unaudited)-
             Three months ended March 31, 1997 and 1996...................   4

           Condensed Consolidated Statements of Cash Flows (unaudited)-
             Three months ended March 31, 1997 and 1996...................   5

           Notes to Condensed Consolidated Financial Statements...........   6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   7


                           PART II. OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders............   9

ITEM 6.    Exhibits and Reports on Form 8-K...............................  10

           Signatures.....................................................  11

                         PART 1. FINANCIAL INFORMATION
                         ITEM 1.  Financial Statements.

                                NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1996 AND MARCH 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,   MARCH 31,
                                                                    1996         1997
                                                                ------------  -----------
                              A S S E T S                                     (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents................................    $ 40,326      $ 43,672
     Trade receivables, less allowance for doubtful accounts
         of $2,707 and $2,705, respectively...................      16,147        16,391
     Inventory................................................         857           818
     Deferred tax asset
       and other current assets...............................       3,160         3,180
                                                                  --------      --------

         Total current assets.................................      60,490        64,061

     Merchant and customer contracts..........................      21,868        21,257
     Property and equipment, net..............................      10,212        11,377
     Excess cost of businesses acquired.......................      13,301        13,177
     Deferred tax asset
       and other non-current assets...........................       1,834         1,729
                                                                  --------      --------

     Total Assets.............................................    $107,705      $111,601
                                                                  ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable.........................................    $  4,810      $  6,057
     Accounts payable to affiliate............................       1,534           753
     Accrued compensation and related costs...................       1,416         1,077
     Settlement obligations...................................       7,691         6,286
     Other accrued liabilities................................       5,157         7,172
     Long-term debt obligations due within one year...........         507           410
                                                                  --------      --------

         Total current liabilities.............................     21,115        21,755

     Deferred tax liability....................................        849           849
     Long-term debt obligations................................        859           844

SHAREHOLDERS' EQUITY:

     Common Stock, $.01 par value, 50,000,000 shares authorized,
        28,721,000 and 28,824,000 shares issued, respectively..        288           288
     Additional paid in capital................................     99,299        99,425
     Accumulated deficit.......................................    (14,705)      (11,560)
                                                                  --------      --------

     Total Shareholders' equity................................     84,882        88,153
                                                                  --------      --------

     Total Liabilities and Shareholders' Equity................   $107,705      $111,601
                                                                  ========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (In Thousands, Except Share and Per Share Data)

                                                             For the three months
                                                               ended March 31,
                                                                1996        1997
                                                           -----------  -----------
REVENUES.................................................  $    60,199  $    66,525

OPERATING EXPENES
 Cost of Service.........................................       46,634       52,071
 Conversion Cost.........................................        1,573          491
 Selling, General and Administrative.....................        8,030        7,358
 Depreciation and Amortization...........................        1,679        1,876
                                                           -----------  -----------

TOTAL OPERATING COST.....................................       57,916       61,796

OPERATING INCOME.........................................        2,283        4,729

 Interest expense (income), net..........................          490         (342)
                                                           -----------  -----------

INCOME BEFORE PROVISION FOR INCOME
 TAXES...................................................        1,793        5,071

 Provision for Income Taxes..............................          678        1,926
                                                           -----------  -----------

NET INCOME...............................................  $     1,115  $     3,145
                                                           ===========  ===========

Share used in per share calculation......................   25,970,790   29,852,000
                                                           ===========  ===========

Primary and Fully Diluted Earnings
 Per share (Proforma prior to May 7, 1996 - see Note 2)..  $      0.04  $      0.11
                                                           ===========  ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                     For the three months
                                                                       ended March 31,
                                                                     1996           1997
                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................       $ 1,115        $ 3,145
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization.............................         1,679          1,876
     Changes in assets and liabilities, net of the effects of
      business acquisitions:
       Trade receivables.......................................         1,406           (103)
       Inventory...............................................           136             39
       Other assets............................................           165           (172)
       Accounts payable........................................        (1,854)          (940)
       Accrued liabilities.....................................          (744)         1,676
                                                                      -------        -------
     Net cash provided by operating activities.................         1,903          5,521

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses......................................          (161)          (142)
  Additions to property and equipment..........................        (1,161)        (2,047)
                                                                      -------        -------
      Net cash used in investing activities....................        (1,322)        (2,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and notes payable...............         5,100            ---
  Payment of long-term debt and capital leases.................        (7,034)          (112)
  Proceeds from stock issued and
   stock options exercised.....................................         1,164            126
                                                                      -------        -------

     Net cash provided by (used in) financing activities.......          (770)            14
                                                                      -------        -------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................................          (189)         3,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................           630         40,326
                                                                      -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................       $   441        $43,672
                                                                      -------        -------

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                     For the three Months
                                                                        Ended March 31,
                                                                     1996           1997
                                                                 -------------  -------------
Interest Paid.................................................        $   539        $    65


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

Earnings per share and shares used in the per share calculation for periods prior to May 7, 1996, the date of the Company's initial public offering, have been presented on the consolidated statements of income as if the conversion of the Company's preferred stock had occurred at the later of the beginning of the period or the issuance date.

Primary and fully diluted earnings per share is computed using the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are computed for the Company's outstanding options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents also include amounts computed on options issued during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 relating to the Company's initial public offering as if they were outstanding for all periods prior to the closing on May 7, 1996 using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's consolidated statement of income:

                                    Three Months          %/Increase
                                   Ended March 31,        (Decrease)
                                 -------------------      -----------
                                  1996         1997
                                 ------      -------
Revenues.......................  100.0%       100.0%          10.5%
Cost of service................   77.5         78.3           11.7
Conversion cost................    2.6          0.7          (68.8)
Selling, general and
administrative expenses........   13.3         11.1          ( 8.4)
Depreciation and amortization..    2.8          2.8           11.7
                                 -----        -----          -----
                                  96.2         92.9          (53.8)

Operating income...............    3.8          7.1          107.1
Interest expense(income), net..    0.8         (0.5)             -
                                 -----         ----          -----
Income before provision
   for income taxes............    3.0          7.6          182.8
Provision for income taxes.....    1.1          2.9          184.1
                                 -----        -----          -----

Net Income.....................    1.9%         4.7%         182.1%
                                 -----        -----          -----


REVENUES

Revenue increased 10.5% to $66.5 million for the quarter ended March 31, 1997 compared with $60.2 million for the same period in 1996. This resulted from a 8.5% increase in merchant sales volume processed of $3.0 billion for the quarter ending March 31, 1997, compared to $2.8 billion for the same period in 1996. This increase was attributable to new customer volume related to exclusive bank marketing agreements signed, as well as new customer volume added from the marketing and sales efforts targeting regional, national and local merchants. In addition, the Company signed a letter of intent with Crestar Bank to form an exclusive marketing alliance and to acquire the merchant transaction processing business. The Crestar portfolio acquisition is expected to be consummated in the second quarter of 1997. Crestar processed approximately $1.3 billion in merchant sales volume in 1996.

COST OF SERVICE

NOVA's cost of service increased 11.7% to $52.1 million for the quarter ended March 31, 1997 compared with $46.6 million for the same period in 1996. This increase resulted primarily from additional interchange and assessment fees associated with increased bankcard volume. Cost of service as a percent of revenues increased from 77.5% for the quarter ending March 31, 1996 to 78.3% for the same period in 1997.

CONVERSION COST

Conversion cost decreased  68.8% to $0.5 million for the quarter ended March 31,
1997, compared with $1.6 million for the same period in 1996.   The decrease is
primarily due to a reduction of cost as the Company nears the completion of the conversion of the First Union portfolio which was acquired in December 1995.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 8.4% to $7.4 million for the quarter ended March 31, 1997 compared with $8.0 million for the same period in 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 11.1% for the quarter ended March 31, 1997 from 13.3% for the same period in 1996. This decline was primarily the result of the Company's consolidation plan which has resulted in overall improvement in the utilization of personnel and control of operating expenses.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased 11.7% to $1.9 million for the quarter ended March 31, 1997 compared with $1.7 million for the same period in 1996. The increase was principally due to greater depreciation for Point of Sale ("POS") terminals and additional systems hardware and software purchases to enhance the Company's transaction processing system, as well as operational equipment needed to support NOVA's growth. To a lesser extent, this expense increased due to additional amortization of certain intangible assets related to the acquisition of merchant portfolios.

OPERATING INCOME
For the foregoing reasons, operating income for the quarter ended March 31, 1997 increased $2.4 million or 107.1% to $4.7 million compared with $2.3 for the same period in 1996.

INTEREST EXPENSE (INCOME) - NET
Net interest expense decreased $0.8 million for the quarter ended March 31, 1997, resulting in net interest income of $0.3 million compared to net interest expense of $0.5 million for the same period in 1996. The decrease in interest expense resulted from the repayment of bank debt and purchase note obligations with the net proceeds received from the Company's initial public offering. The increase in interest income resulted from the investment of the remaining net proceeds received from the Company's initial public offering, as well as the investment of cash provided from operations of the Company.

INCOME TAXES
Income tax expense reflects an effective tax rate of 38% for the quarters ended March 31, 1997 and March 31, 1996.

NET INCOME
For the quarter ended March 31, 1997, net income increased $2.0 million, or 182.1%, to $3.1 million as compared to $1.1 million for the quarter ended March 31, 1996, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary uses of its capital resources include acquisitions of merchant portfolios, capital expenditures and working capital.

The Company entered into a credit agreement in 1994, which was amended on January 31, 1996, and May 1, 1996, for aggregate loans of up to $36,083,000. Term loans of $11,083,000 and a combination of revolving loans, letters of credit and acquisition loans aggregating $25,000,000 ($10,000,000 on June 30, 1997) are available under the agreement. As of March 31, 1997, no borrowings exist under this agreement.

Net cash provided by operating activities was $5.5 million for the first three months of 1997 as compared to net cash provided by operating activities of $1.9 million for the same period in 1996.

Net cash used in investing activities was $2.2 million for the three month period ended March 31, 1997 compared to $1.3 million for the same period in 1996. The Company's capital expenditure requirements included POS terminals that are leased to merchants and computer hardware and software necessary to support the NOVA Network and the systems at the Company's operation center. For the three months ended March 31, 1997 and March 31, 1996, the Company's capital expenditures totaled approximately $2.0 million and $1.2 million, respectively. In addition to capital expenditures, the Company purchased various merchant processing portfolios totaling $0.1 million and $0.2 million for the three months ended March 31, 1997 and March 31, 1996, respectively.

Net cash provided by financing activities was minimal for the three months ended March 31, 1997 compared to cash used by financing activities of $0.8 million for the same period in 1996. This change is due primarily to the reduction of long-term debt as a result of the debt repayment with the proceeds of the Company's initial public offering.

The Company typically has relatively low working capital requirements because discount fees charged to merchants are collected in an average of 15 days, while normal payables are paid in 30 days (or longer in the case of POS terminal purchases). In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs. Because of the seasonality of the Company's business, capital requirements may be greater in certain months.

The Company expects that cash generated from operations will be the principal source of funds for its cash requirements. The Company intends to use its existing cash and cash equivalents, cash generated from operations and available credit facilities to fund future merchant portfolio acquisitions and working capital requirements.

PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Shareholders of the Company during the quarter ended March 31, 1997.

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
         (a) Exhibits
             11.1 Statement regarding Computation of Pro Forma Earnings Per
                  Share

             11.2 Statement regarding Computation of Historical Earnings Per
                  Share

             27. Financial Data Schedule

         (aa) Reports on Form 8-K
              None.



Exhibit
Number                            Description                              Page

11.1    Statement regarding Computation of Pro Forma Earnings Per Share     12
11.2    Statement regarding Computation of Historical Earnings Per Share    13
27.     Financial Data Schedule                                             14


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOVA Corporation
                                    (Registrant)

                              By:
                                 ----------------------------------------
                                    James M. Bahin
                                    Vice Chairman, Chief Financial Officer
                                    and Secretary

Date: May 14, 1997

                              By:
                                 ----------------------------------------
                                    Edward Grzedzinski
Date: May 14, 1997                   Chairman, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


                              By:
                                 ----------------------------------------
                                    James M. Bahin
                                    Vice Chairman, Chief Financial Officer
                                    and Secretary
                                    (Principal Accounting Officer)