Form 10-Q
period 1997-06-30
NOVA CORP \GA\
filed 1997-08-13
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 1-14342

                                NOVA Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                             58-2209575
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

            One Concourse Parkway, Suite 300, Atlanta, Georgia 30328
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (770) 396-1456
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           ---      ---

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,885,055 shares of common stock outstanding as of August 6, 1997.

                                NOVA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS


                                                                     PAGE NUMBER

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets-
          June 30, 1997 (unaudited) and December 31, 1996...................   3

        Condensed Consolidated Statements of Income (unaudited)-
          Three and six months ended June 30, 1997 and 1996.................   4

        Condensed Consolidated Statements of Cash Flows
          (unaudited)-Six months ended June 30, 1997 and 1996...............   5

        Notes to Condensed Consolidated Financial Statements................   6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   7

                          PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.................   9

ITEM 6. Exhibits and Reports on Form 8-K....................................   9

        Signatures..........................................................  10

                         PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                                NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1996 AND JUNE 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                DECEMBER 31,   JUNE 30,
                                                                    1996         1997
                                                                ------------  -----------
                     A S S E T S                                              (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents................................      $ 40,326    $ 20,288
     Trade receivables, less allowance for doubtful accounts
         of $2,707 and $3,707, respectively...................        16,147      25,281
     Inventory................................................           857         897
     Deferred tax asset and other current assets..............         3,160       3,983
                                                                    --------    --------
         Total current assets.................................        60,490      50,449
     Merchant and customer contracts..........................        21,868      42,283
     Property and equipment, net..............................        10,212      14,133
     Excess cost of businesses acquired.......................        13,301      13,053
     Deferred tax asset and other non-current assets..........         1,834       1,943
                                                                    --------    --------
         Total Assets.........................................      $107,705    $121,861
                                                                    ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable.............................................  $  4,810    $  8,146
     Accounts payable to affiliate................................     1,534         756
     Accrued compensation and related costs.......................     1,416       1,132
     Settlement obligations.......................................     7,691       7,615
     Other accrued liabilities....................................     5,157       9,774
     Long-term debt obligations due within one year...............       507         365
                                                                    --------    --------
         Total current liabilities................................    21,115      27,788
         Deferred tax liability...................................       849         538
     Long-term debt obligations...................................       859         832

STOCKHOLDERS' EQUITY:

     Common Stock, $.01 par value, 50,000,000 shares authorized,
         28,721,000 and 28,876,000 shares issued, respectively....  $    288    $    289
     Additional paid in capital...................................    99,299      99,555
     Accumulated deficit..........................................   (14,705)     (7,141)
                                                                    --------    --------
     Total Stockholders' Equity...................................    84,882      92,703
                                                                    --------    --------
     Total Liabilities and Stockholders' Equity...................  $107,705    $121,861
                                                                    ========    ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (In Thousands, Except Share and Per Share Data)

                                                                For the three months ended    For the six months ended
                                                                            June 30,                  June 30,
                                                                       1996         1997         1996         1997
                                                                ------------  ------------  ------------  -----------
REVENUE.....................................................     $    67,568  $    78,044   $   127,768  $   144,569

OPERATING COST
   Cost of Service..........................................          52,624       59,595        99,256      111,666
   Conversion Cost..........................................           2,034          499         3,608          990
   Selling, General and Administrative......................           8,736        8,590        16,769       15,948
   Depreciation and Amortization............................           1,715        2,375         3,391        4,251
                                                                 -----------  -----------   -----------  -----------

TOTAL OPERATING COST........................................          65,109       71,059       123,024      132,855

OPERATING INCOME............................................           2,459        6,985         4,744       11,714

   Interest expense (income), net...........................              48         (299)          539         (641)
                                                                 -----------  -----------   -----------  -----------

INCOME BEFORE PROVISION FOR INCOME
   TAXES....................................................           2,411        7,284         4,205       12,355

   Provision for Income Taxes...............................             972        2,868         1,651        4,794
                                                                 -----------  -----------   -----------  -----------

NET INCOME..................................................     $     1,439  $     4,416   $     2,554  $     7,561
                                                                 ===========  ===========   ===========  ===========

Shares used in per share calculation outstanding............      28,556,538   29,989,971    27,273,930   30,065,626
                                                                 ===========  ===========   ===========  ===========
Primary and Fully Diluted Earnings
   Per share (Pro forma prior to May 7, 1996 - see Note 2)..           $0.05        $0.15         $0.09        $0.25
                                                                 ===========  ===========   ===========  ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                         For the six months ended
                                                                                June 30,
                                                                           1996         1997
                                                                         ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................................  $  2,554     $  7,561
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.......................................     3,391        4,251
   Changes in assets and liabilities, net of the effects of
    business acquisitions:
     Trade receivables.................................................     1,009       (9,131)
     Inventory.........................................................       (10)         (40)
     Other assets......................................................     1,180       (1,176)
     Accounts payable..................................................    (1,770)       2,274
     Accrued liabilities...............................................     2,422        4,088
                                                                         --------     --------

   Net cash provided by operating activities...........................     8,776        7,827

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of merchant and customer contracts..........................      (476)     (22,288)
 Additions to property and equipment...................................    (1,897)      (5,807)
                                                                         --------     --------

   Net cash used in investing activities...............................    (2,373)     (28,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit and notes payable........................     5,600           --
 Payment of long-term debt and capital leases..........................   (26,555)         (27)
 Proceeds from stock issued and
  stock options exercised..............................................    67,053          257
 Payment of accrued dividends..........................................   (11,689)         ---
 Redemption of preferred stock.........................................    (5,000)         ---
                                                                         --------     --------

   Net cash provided by financing activities...........................    29,409          230
                                                                         --------     --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...........................................................    35,812      (20,038)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................       630       40,326
                                                                         --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................  $ 36,442     $ 20,288
                                                                         ========     ========

Supplemental Cash Flow Information

 Supplemental cash flow disclosures, including non-cash investing and
financing activities, are:                                               For the Six Months Ended
                                                                                 June 30
                                                                            1996         1997
                                                                         ----------    ---------
Interest Paid..........................................................  $    842      $    115

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-k for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission (Commission File No. 1-14342). The results for the six months ended or the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share for these quarters is not expected to be material. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's consolidated statement of income:

                                  Three Month Period         %/Increase      Six Month Period     %/Increase
                                    Ended June 30,           (Decrease)       Ended June 30,      (Decrease)
                                  -------------------        ----------      ----------------     ----------
                                   1996         1997                            1996    1997
                                  -----        -----                           -----   -----
Revenues........................  100.0%       100.0%          15.5%           100.0%  100.0%         13.1%
Cost of service.................   77.9         76.4           13.2             77.7    77.3          12.5
Conversion cost.................    3.0          0.6          (75.5)             2.8     0.7         (72.6)
Selling, general and
administrative expenses.........   12.9         11.0           (1.7)            13.1    11.0          (4.9)
Depreciation and amortization...    2.5          3.0           38.5              2.7     2.9          25.4
                                  -----        -----          -----            -----   -----         -----
                                   96.3         91.0            9.1             96.3    91.9           8.0

Operating income................    3.6          9.0          184.1              3.7     8.1         146.9
Interest expense (income), net..    0.1         (0.3)          ----               .4     (.4)          ---
                                  -----        -----          -----            -----   -----         -----

Income before provision
   for income taxes.............    3.5          9.3          202.1              3.3     8.5         193.8
Provision for income taxes......    1.4          3.7          195.1              1.3     3.3         190.4
                                  -----        -----          -----            -----   -----         -----

Net Income......................    2.1%         5.6%         206.9              2.0%    5.2%        196.0
                                  =====        =====          =====            =====   =====         =====


REVENUES

Revenue increased 15.5% to $78.0 million for the quarter ended June 30, 1997, compared with $67.6 million for the same period in 1996. For the first six months of 1997, the Company reported revenues of $144.6 million, 13.1% higher than revenues of $127.8 for the same period last year. These increases resulted from a 14.1% and a 11.4% increase to $3.4 billion and $6.4 billion in merchant sales volume processed for the three months and six months of 1997, respectively, compared to $3.0 billion and $5.8 billion, respectively, for the same periods in 1996. This increased sales volume was primarily attributable to the Company's acquisition of the merchant portfolio of Crestar Bank as well as internal growth. During the quarter the Company completed the acquisition of Crestar Bank's merchant portfolio and formed an exclusive marketing alliance with Crestar Bank.

COST OF SERVICE

Cost of service increased 13.2% to $59.6 million for the quarter ended June 30, 1997, compared with $52.6 million for the same period in 1996. For the six month period ended June 30, 1997, cost of service increased 12.5% to $111.7 million from $99.3 million for the same six month period in 1996. These increases resulted from additional interchange and assessment fees and other processing costs associated with the higher volume of merchant sales. Cost of service as a percent of revenues declined from 77.9% to 76.4% for the quarter and from 77.7% to 77.2% for the six months ended June 30, 1997, reflecting continuing cost efficiencies realized from the consolidation of the operations relating to the acquisition of the First Union Corporation merchant portfolio beginning in December 1995, and the additional processing volume.

CONVERSION COST

Conversion cost decreased 75.5% to $500,000 for the quarter ended June 30, 1997, compared with $2.0 million for the same period in 1996. For the six month period ended June 30, 1997, conversion cost decreased 72.6% to $1.0 million as compared with $3.6 million for the same six month period in 1996. The decrease resulted primarily from the completion of the First Union portfolio conversion. The First Union portfolio was acquired in December 1995.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased 1.7% to $8.6 million for the quarter ended June 30, 1997, compared with $8.7 million for the same period in 1996. For the first six months of 1997, selling, general and administrative expenses decreased 4.9% to $15.9 million from $16.8 million for the same period in 1996. Selling, general and administrative expenses declined to 11.0% of revenues for both the quarter and six months ended June 30, 1997 compared with 12.9% and 13.1%, respectively, for the same periods in 1996, reflecting operational efficiencies. Lower expenses in 1997 resulted from the completion of the First Union portfolio consolidation.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 38.5% to $2.4 million for the quarter ended June 30, 1997 compared with $1.7 million for the same period in 1996. For the first six months of 1997, depreciation and amortization increased 25.4% to $4.3 million from $3.4 million for the same period in 1996. The increase was principally due to greater depreciation for Point-of-Sale ("POS") terminals and additional systems hardware and software purchases to enhance the Company's transaction processing system, as well as operational equipment needed to support the Company's growth. To a lesser extent this expense increased due to additional amortization of certain intangible assets related to the acquisition of merchant portfolios.

OPERATING INCOME

For the foregoing reasons, operating income for the quarter ended June 30, 1997 increased by 184.1% to $7.0 million from $2.5 million for the same period in 1996. For the six months ended June 30, 1997, operating income increased 146.9% to $11.7 million from $4.7 million for the same period in 1996.

INTEREST EXPENSE (INCOME) - NET

Net interest expense decreased $347,000 for the quarter ended June 30, 1997, resulting in net interest income of $299,000 compared to net interest expense of $48,000 for the same period in 1996. The decrease in net interest expense resulted from the repayment of bank debt and purchase note obligations with the net proceeds received from the Company's initial public offering. The increase in interest income resulted from the investment of the remaining net proceeds received from the Company's initial public offering, as well as the investment of cash provided from operations of the Company.

INCOME TAXES
Income tax expense reflects an effective tax rate of 39% for the quarters and six months ended June 30, 1997 and June 30, 1996.

NET INCOME

Net income increased 206.9% to $4.4 million from $1.4 million for the quarter ended June 30, 1997, compared to the same period in 1996. For the six months ended June 30, 1997, net income increased 196.0% to $7.6 million from $2.6 million compared to the same period in 1996, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary uses of its capital resources include acquisitions of merchant portfolios, capital expenditures and working capital.

The Company entered into a credit agreement in 1994, which was amended on January 31, 1996, and May 1, 1996, for aggregate loans of up to $36,083,000. Term loans of $11,083,000 and a combination of revolving loans, letters of credit and acquisition loans aggregating $25,000,000 ($10,000,000 on June 30, 1997) are available under the agreement. As of June 30, 1997, no borrowings exist under this agreement.

Net cash provided by operating activities was $7.8 million for the first six months of 1997 as compared to net cash provided by operating activities of $8.8 million for the same period in 1996.

Net cash used in investing activities was $28.0 million for the six month period ended June 30, 1997, compared to $2.4 million for the same period in 1996. The Company's capital expenditure requirements included POS terminals that are leased to merchants and computer hardware and software necessary to support the NOVA Network and the systems at the Company's operation center. For the six months ended June 30, 1997 and June 30, 1996, the Company's capital expenditures totaled approximately $5.8 million and $1.9 million, respectively. In addition to capital expenditures, the Company purchased various merchant processing portfolios totaling $22.3 million and $500,000 for the six months ended June 30, 1997 and June 30, 1996, respectively.

Net cash provided by financing activities was minimal for the six months ended June 30, 1997, compared to cash provided by financing activities of $29.4 million for the same period in 1996. This change is due primarily to the proceeds received from the Company's initial public offering in May of last year and the reduction of long-term debt that resulted.

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

ITEM 1 - LEGAL PROCEEDINGS

         The Company has been involved from time to time in litigation in the normal course of its business. While management is aware of and dealing with certain pending or threatened litigation, management does not believe that such matters, individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 14, 1997 for the purpose of (i) electing directors of the Company (Proposal 1), (ii) considering and voting upon a proposal to authorize and approve the NOVA Corporation 1996 Directors Stock Option Plan, as amended and restated (Proposal
2), and (iii) ratifying the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 1997 (Proposal 3). At the meeting, the following persons were elected directors based upon the voting results set forth opposite their respective names:

                                Votes For      Votes Withheld
                               ----------      --------------
James M. Bahin                 26,426,749              998
Charles T. Cannada             26,426,749              998
U. Bertram Ellis               26,416,509           11,238
Edward Grzedzinski             26,386,164           41,583
Dr. Henry Kressel              26,426,914              833
Joseph P. Landy                26,426,749              998
Maurice F. Terbrueggen         26,426,749              998
Fred Martin Winkler            26,426,749              998

         The shareholders of the Company authorized and approved the NOVA Corporation 1996 Directors Stock Option Plan, as amended and restated (Proposal
2), with 25,626,441 votes FOR Proposal 2, 798,956 votes AGAINST Proposal 2, and 2,350 shares ABSTAINING.

         The shareholders of the Company ratified the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 1997 (Proposal 3) with 26,416,407 shares voted FOR Proposal 3, 700 shares voted AGAINST Proposal 3 and 10,640 shares ABSTAINING.

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
         (a) Exhibits

           11.1 Statement regarding Computation of Pro Forma Earnings Per Share
           11.2 Statement regarding Computation of Historical Earnings Per Share
           27. Financial Data Schedule

         (b) Reports on Form 8-K

             The Company filed the following Current Report(s) on Form 8-K during the quarter ended June 30, 1997:

             Form 8-K dated May 29, 1997 with respect to the consummation of the transactions contemplated by the Merchant Asset Purchase Agreement dated May 29, 1997 between NOVA Information Systems, Inc. and Crestar Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOVA Corporation
                                    (Registrant)


Date:August 12, 1997

                              By:   /s/ Edward Grzedzinski
                                 -----------------------------------------
                                    Edward Grzedzinski
Date:August 12, 1997                Chairman, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


                              By:   /s/ James M. Bahin
                                 -----------------------------------------
                                    James M. Bahin
                                    Vice Chairman, Chief Financial Officer
                                    and Secretary
                                    (Principal Accounting Officer)

  Exhibit
   Number                            Description                                      Page

10.1       Employment Agreement dated April 4, 1997 by and among John M. Perry and
              NOVA Information Systems, Inc.
11.1       Statement regarding Computation of Pro Forma Earnings Per Share                        12
11.2       Statement regarding Computation of Historical Earnings Per Share                       13
27.        Financial Data Schedule                                              (intentionally omitted
                                                                                from reprinted version)
