Form 10-Q
period 1997-09-30
NOVA CORP \GA\
filed 1997-11-14
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No _____
                                       -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes ____  No ____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,980,059 shares of common stock outstanding as of November 10, 1997.

                               NOVA CORPORATION
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                                                                      PAGE NUMBER
                                             PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
          September 30, 1997 (unaudited) and December 31, 1996.......................................................       3

         Condensed Consolidated Statements of Income (unaudited)-
          Three and nine months ended September 30, 1997 and 1996....................................................       4

         Condensed Consolidated Statements of Cash Flows (unaudited)-Nine months ended September 30, 1997 and 1996...       5

         Notes to Condensed Consolidated Financial Statements........................................................       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................       7

                                             PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................................................       9

ITEM 4.  Submission of Matters to a Vote of Security Holders.........................................................       9

ITEM 5.  Other Information...........................................................................................       9

ITEM 6.  Exhibits and Reports on Form 8-K............................................................................       9

         Signatures..................................................................................................      10

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                               NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               DECEMBER 31,      SEPTEMBER 30,
                                                                                   1996               1997
                                                                               ------------      --------------
                            A S S E T S                                                           (UNAUDITED)
CURRENT ASSETS:

     Cash and cash equivalents...............................................    $ 40,326           $ 20,411
     Trade receivables, less allowance for doubtful accounts
         of $2,707 and $3,641, respectively..................................      16,147             25,905
     Inventory...............................................................         857                763
     Deferred tax asset and other current assets.............................       3,160              3,877
                                                                                 --------           --------
         Total current assets................................................      60,490             50,956
     Merchant and customer contracts.........................................      21,868             45,234
     Property and equipment, net.............................................      10,212             17,742
     Excess cost of businesses acquired......................................      13,301             12,929
     Deferred tax asset and other non-current assets.........................       1,834              2,098
                                                                                 --------           --------
         Total assets........................................................    $107,705           $128,959
                                                                                 ========           ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable........................................................    $  4,810           $  7,185
     Accounts payable to affiliate...........................................       1,534                889
     Accrued compensation and related costs..................................       1,416                866
     Settlement obligations..................................................       7,691              9,416
     Other accrued liabilities...............................................       5,157             11,252
     Long-term debt obligations due within one year..........................         507                344
                                                                                 --------           --------
         Total current liabilities...........................................      21,115             29,952
     Deferred tax liability..................................................         849                657
     Long-term debt obligations..............................................         859                711

STOCKHOLDERS' EQUITY:

     Common Stock, $.01 par value, 50,000,000 shares authorized,
         28,721,000 and 28,885,000 shares issued, respectively...............         288                289
     Additional paid in capital..............................................      99,299             99,735
     Accumulated deficit.....................................................     (14,705)            (2,385)
                                                                                 --------           --------
     Total stockholders' equity..............................................      84,882             97,639
                                                                                 --------           --------
     Total liabilities and stockholders' equity..............................    $107,705           $128,959
                                                                                 ========           ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (In Thousands, Except Share and Per Share Data)

                                                                             For the three months ended   For the nine months ended
                                                                                     September 30,               September 30,
                                                                                  1996           1997          1996         1997
                                                                                  ----           ----          ----         ----
REVENUE.....................................................                 $    70,459    $    87,489   $   198,229  $   232,058

OPERATING COST
   Cost of service..........................................                      55,223         67,499       154,484      179,165
   Conversion cost..........................................                       1,737            813         5,346        1,803
   Selling, general and administrative......................                       8,150          8,757        24,917       24,704
   Depreciation and amortization............................                       1,774          2,768         5,166        7,019
                                                                             -----------    -----------   -----------  -----------

TOTAL OPERATING COST........................................                      66,884         79,837       189,913      212,691

OPERATING INCOME............................................                       3,575          7,652         8,316       19,367

   Interest expense (income), net...........................                        (349)          (166)          188         (807)
                                                                             -----------    -----------   -----------  -----------

INCOME BEFORE PROVISION FOR INCOME..........................
   TAXES....................................................                       3,924          7,818         8,128       20,174

   Provision for income taxes...............................                       1,555          3,061         3,205        7,855
                                                                             -----------    -----------   -----------  -----------

NET INCOME..................................................                 $     2,369    $     4,757   $     4,923  $    12,319
                                                                             ===========    ===========   ===========  ===========

Shares used in per share calculation outstanding............                  30,076,762     30,260,042    28,145,902   30,057,578
                                                                             ===========    ===========   ===========  ===========
Primary and fully diluted earnings
   Per share (Pro forma prior to May 7, 1996 - see Note 2)..                       $0.08          $0.16         $0.17        $0.41
                                                                             ===========    ===========   ===========  ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In Thousands)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                1996                        1997
                                                                                ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................................       $  4,923                    $ 12,319
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.......................................          5,166                       7,018
   Loss on sale of equipment...........................................            121                          12
   Non-cash compensation...............................................              2                         ---
   Changes in assets and liabilities, net of the effects of
    business acquisitions:
     Trade receivables.................................................         (2,907)                     (9,758)
     Inventory.........................................................            110                          94
     Other assets......................................................          1,982                      (1,336)
     Accounts payable..................................................             29                       3,454
     Accrued liabilities...............................................          1,087                       5,353
                                                                              --------                    --------

   Net cash provided by operating activities...........................         10,513                      17,156

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of merchant and customer contracts..........................         (2,347)                    (26,626)
 Additions to property and equipment...................................         (3,219)                    (10,571)
 Proceeds from the sale of equipment...................................             80                         ---
                                                                              --------                    --------

   Net cash used in investing activities...............................         (5,486)                    (37,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit and notes payable........................          5,600                         ---
 Payment of long-term debt and capital leases..........................        (26,662)                       (311)
 Proceeds from stock issued and
  stock options exercised..............................................         67,056                         437
 Payment of accrued dividends..........................................        (11,689)                        ---
 Redemption of preferred stock.........................................         (5,000)                        ---
                                                                              --------                    --------

   Net cash provided by financing activities...........................         29,305                         126
                                                                              --------                    --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...........................................................         34,332                     (19,915)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................            630                      40,326
                                                                              --------                    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................       $ 34,962                    $ 20,411
                                                                              ========                    ========

Supplemental Cash Flow Information

 Supplemental cash flow disclosures, including non-cash investing and financing activities, are:
                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                1996                        1997
                                                                                ----                        ----
Interest paid..........................................................       $  1,025                    $    126
Income taxes paid......................................................            230                       4,243

See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission (Commission File No. 1-14342). The results for the nine months ended or the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

Earnings per share and shares used in the per share calculation for periods prior to May 7, 1996, the date of the Company's initial public offering, have been presented on the condensed consolidated statements of income as if the conversion of the Company's preferred stock had occurred at the later of the beginning of the period or the issuance date.

Primary and fully diluted earnings per share is computed using the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are computed for the Company's outstanding options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents also include amounts computed on options issued during the twelve months immediately preceding the date of the initial filing of the Company's Registration Statement on Form S-1 relating to the Company's initial public offering as if they were outstanding for all periods prior to the closing of the initial public offering on May 7, 1996 using the treasury stock method.

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

NOTE 3 - CONTINGENCIES

The Company is from time to time subject to claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such currently pending matters will not have a material adverse affect on the Company's financial position and results of operations.

NOTE 4 - SUBSEQUENT EVENTS

On October 31, 1997, the Company's wholly-owned subsidiary, NOVA Information Systems, Inc., purchased for $24 million a 51% interest in Elan Merchant Services, LLC, a subsidiary of Firstar Corporation. The joint venture's existing merchant processing contracts represent approximately $3 billion in annualized credit and debit card volume that will be processed using the NOVA network.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of income:

                                      Three Month Period     % Increase/    Nine Month Period    % Increase/
                                      Ended September 30,    (Decrease)    Ended September 30,    (Decrease)
                                      -------------------    ------------  ------------------    ------------
                                         1996     1997                         1996    1997
                                        -----    -----                        -----   -----           17.1%
Revenue.........................        100.0%   100.0%          24.2%        100.0%  100.0%          16.0
Cost of service.................         78.4     77.2           22.2          77.9    77.2          (66.3)
Conversion cost.................          2.5      0.9          (53.2)          2.7     0.8
Selling, general and                                                                                  (0.9)
   administrative expenses......         11.6     10.0            7.4          12.6    10.6           35.9
Depreciation and amortization...          2.5      3.2           56.0           2.6     3.0          -----
                                        -----    -----          -----         -----   -----           12.0
Operating cost..................         94.9     91.3           19.4          95.8    91.7
                                                                                                     132.9
Operating income................          5.1      8.7          114.0           4.2     8.3            ---
Interest expense (income), net..         (0.5)    (0.2)         (52.4)          0.1    (0.4)           ---
                                                 -----                        -----

Income before provision
   for income taxes.............          5.6      8.9           99.2           4.1     8.7          148.2
Provision for income taxes......          2.2      3.5           96.8           1.6     3.4          145.1
                                        -----    -----          -----         -----   -----          -----

Net Income......................          3.4%     5.4%         100.8%          2.5%    5.3%         150.2%
                                        =====    =====          =====         =====   =====          =====

This Form 10-Q, or documents incorporated by reference, may contain statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. External influences known by management which could cause actual performance to differ materially from forward-looking statements include, but are not limited to, changes in general economic conditions, interest rates, the legal and regulatory environment, and competition in the Company's industry and markets. Additional risks and uncertainties which could affect future performance include, but are not limited to, those found in the Company's Form 10-K, Item 1, Part 1, for the year ended December 31, 1996. The Company undertakes no obligation to revise or update forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, or changes to future results.

GENERAL
NOVA Corporation (the "Company" or "NOVA") is an integrated provider of transaction processing services, related software application products and value-added services primarily to small- to medium-sized merchants. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

RESULTS OF OPERATIONS
The Company's net income for the three and nine month periods ended September 30, 1997 increased more than 100% and 150%, respectively, over the net income for comparable periods in 1996. This growth in net income significantly exceeded the revenue growth between the same periods primarily due to substantial completion of the conversion of the First Union Corporation merchant portfolio (the "First Union Portfolio") acquired in January 1996. As the majority of conversions from the First Union Portfolio occurred during 1996, conversion costs for the three and nine month periods in 1997 decreased from the levels experienced in the same periods in 1996. Other significant factors affecting net income for both the three and nine month periods ended September 30, 1997 were increased interest income from short-term cash investments, additional amortization expense resulting from the purchases of merchant portfolios in the current year, and additional depreciation expenses arising from investments in capital additions.

With the conversion of the First Union Portfolio, a greater portion of the Company's credit and debit card volume was processed over the NOVA network and operating platform during 1997. Resulting operating efficiencies were realized in both the costs of providing service and in selling, general and administrative costs. These operating efficiencies are attributable to greater utilization of existing system and personnel capacities.

Revenue growth during the periods resulted primarily from completion of the acquisition of Crestar Bank's merchant portfolio in May 1997 and the addition of new merchant locations generated through internal sales efforts.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash flow from operating activities for the nine months ended September 30, 1997 increased 63% from the comparable period in 1996. Consistent with the Company's growth strategy, significant investments in merchant portfolios and capital equipment reduced cash on hand by 49% as compared to December 31, 1996. Purchases of merchant portfolios totaled $26.6 million for the nine month period, as compared to $2.3 million in the comparable period in 1996. Capital equipment purchases increased more than $7 million over 1996 levels and primarily consisted of computer and software investments to expand capacity and enhance services provided by the NOVA network and to increase internal operational efficiency.

Net cash flow from financing activities for the nine months ended September 30, 1997 was minimal. Expenditures in 1997 were funded by utilizing cash generated from operations and proceeds from the Company's initial public offering which closed in May of 1996.

The Company typically has relatively low working capital requirements because discount fees charged to merchants are collected in an average of 15 days, while normal payables are paid in 30 days. In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs. Because of the seasonality of the Company's business, capital requirements may be greater in certain months.

In anticipation of cash requirements for future acquisitions, subsequent to September 30, 1997 the Company terminated its existing $10 million credit facility and executed a new credit agreement. The new credit facility provides for borrowings of up to $100 million. Proceeds from the new credit facility may be used for acquisitions or other corporate uses. Substantially all available cash and $3 million in borrowings under the new agreement were used to fund the Company's investment in a joint venture with Firstar Bank, USA effective October 31, 1997.

The Company intends to use its existing cash and cash equivalents, cash generated from operations and available credit facilities to fund future merchant portfolio acquisitions and working capital requirements.


PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       The Company has been involved from time to time in litigation in the normal course of its business. While management is aware of and dealing with certain pending or threatened litigation, management does not believe that such matters, individually or in the aggregate, will have a material adverse affect on the financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5 - OTHER INFORMATION

       At the November 4, 1997 meeting of the Company's Board of Directors, Dr. James E. Carnes was elected to fill a vacancy on the Company's Board of Directors.


ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
       (a)  Exhibits

               11.1 Statement regarding Computation of Pro Forma Earnings Per
                    Share
               11.2 Statement regarding Computation of Historical Earnings Per
                    Share
               27.  Financial Data Schedule

       (b)  Reports on Form 8-K

       The Company did not file any Current Report(s) on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOVA Corporation
                                   (Registrant)



                              By:   /s/ Edward Grzedzinski
                              -------------------------------------------
                                    Edward Grzedzinski
Date: November 14, 1997             Chairman, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


                              By:   /s/ James M. Bahin
Date: November 14, 1997       -------------------------------------------
                                    James M. Bahin
                                    Vice Chairman, Chief Financial Officer
                                    and Secretary
                                    (Principal Accounting Officer)

Exhibit
Number                            Description                                                    Page

11.1       Statement regarding Computation of Pro Forma Earnings Per Share                        12
11.2       Statement regarding Computation of Historical Earnings Per Share                       13
27.        Financial Data Schedule                                                                14
