Form 10-K
period 1997-12-31
NOVA CORP \GA\
filed 1998-03-30
CIK 1009918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-14342

                               ---------------

                               NOVA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                                58-2209575
                                            (IRS EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OF ORGANIZATION)

   ONE CONCOURSE PARKWAY, SUITE 300,                      30328
           ATLANTA, GEORGIA                            (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (770) 396-1456
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                               ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of each class         Name of each exchange on which registered
 COMMON STOCK, $0.01 PAR VALUE PER           NEW YORK STOCK EXCHANGE
               SHARE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 19, 1998, the aggregate market value of the Common Stock of the Company held by non-affiliates of the Company was approximately $162,011,000, based upon the closing price of $28.5625 per share on the New York Stock Exchange composite tape on such date. Non-affiliate ownership is calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors, without conceding that all such persons are "affiliates" for purposes of the federal securities laws. As of March 19, 1998, there were 29,110,147 shares of the Company's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information contained in the registrant's 1997 Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference in Parts II and IV of this Annual Report on Form 10-K. Certain information contained in the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 20, 1998 is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  NOVA Corporation, a Georgia corporation (the "Company"), is an integrated provider of transaction processing services, related software application products and value-added services primarily to small- to medium-sized merchants. The Company provides transaction processing support for all major credit and charge cards, including VISA, MasterCard, American Express, Discover, Diner's Club and JCB, and also provides access to debit card processing and check verification services. The Company believes it is the nation's largest transaction processor focused primarily on small- to medium-sized merchants, and that it was the fifth largest bankcard processor in the United States at December 31, 1997, after giving pro forma effect to the recent transactions completed since January 1997 discussed below. On a pro forma basis giving effect to the recent transactions discussed below, the aggregate dollar volume of VISA and MasterCard credit card transactions processed by the Company in 1997 would have been over $24.0 billion.

  The Company provides merchants with a broad range of transaction processing services, including authorizing card transactions at the point of sale ("POS"), capturing and transmitting transaction data, effecting the settlement of payments and assisting merchants in resolving billing disputes with their customers. In addition, the Company has developed several software applications that can be delivered to its customers and updated via the Company's proprietary telecommunications network (the "NOVA Network"). The NOVA Network was developed in conjunction with WorldCom, Inc. ("WorldCom") and is the principal conduit through which the Company provides its services. The capabilities of the NOVA Network result in rapid response time and its substantial bandwidth facilitates the delivery of sophisticated value-added services. The Company's ability to effectively employ technology, together with the capabilities of the NOVA Network, allow the Company to respond quickly and effectively to the changing and diverse needs of its merchant customers.

  The Company was incorporated in Georgia in December 1995 in connection with an alliance between the Company and First Union Corporation ("First Union") (the "First Union Alliance"). NOVA Information Systems, Inc., a wholly-owned subsidiary and predecessor to the Company ("NOVA Information Systems"), was incorporated in Georgia in February 1991. Unless the context otherwise requires, references in this Annual Report on Form 10-K to "NOVA" and the "Company" refer to NOVA Corporation and its subsidiaries.

  This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), which represent the Company's expectations or beliefs, including, but not limited to, statements concerning transaction volume and the impact of acquisitions, joint ventures and alliances. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described in the Company's filings with the Securities and Exchange Commission (the "Commission"), as well as general economic conditions and industry trends could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. Any forward-looking statement speaks only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RECENT TRANSACTIONS

  The Company consummated three significant transactions in 1997 and a fourth in January 1998, which in the aggregate would have added approximately $10.9 billion of transaction processing volume to the Company's network if the transactions had been consummated at the beginning of 1997. The transactions collectively represent increases of 91.4% over fiscal 1996 transaction processing volume of $11.9 billion. The aggregate maximum consideration paid or to be paid by the Company in connection with these four transactions is approximately $140.1 million. The Company also consummated 16 community bank transactions in 1997, for an aggregate purchase price of approximately $10.0 million and which, in the aggregate, represent approximately $774.0 million of transaction processing volume.

  KeyBank Joint Venture. On January 21, 1998, the Company consummated a transaction (the "KeyBank Joint Venture") with KeyBank National Association ("KeyBank") pursuant to which the Company and KeyBank formed Key Merchant Services, LLC, a Delaware limited liability company ("Key Merchant Services") jointly owned and operated by Key Payment Services, Inc., a wholly owned subsidiary of KeyBank, and the Company. In connection with the KeyBank Joint Venture, KeyBank, Key Payment Services and POS Sales and Services, Inc., a wholly owned subsidiary of KeyBank, contributed substantially all of their then existing bankcard payment processing contracts (representing approximately $5.1 billion in annualized credit and debit card volume) to Key Merchant Services. The Company purchased a 51% interest in Key Merchant Services from KeyBank and POS Sales and Services.

  Key Merchant Services has an initial operating term expiring in January 2005 with automatic three-year extensions unless either Key Payment Services or the Company, as the sole members of Key Merchant Services, gives notice of termination at least 12 months prior to a scheduled expiration date. Although certain authority is reserved exclusively in a Management Committee, a Manager, who is a designated employee of the Company, has the power and authority to make decisions and take actions on behalf of Key Merchant Services in connection with its day-to-day operation and management in the ordinary course of business. The Management Committee is comprised of five persons, with two members selected by Key Payment Services and three members selected by the Company. The Company also will provide to Key Merchant Services transaction processing and other services for which the Company will receive compensation. Key Merchant Services will market transaction processing services with its own employees throughout the United States. Further, KeyBank will market and promote, on an exclusive basis, transaction processing services on behalf of Key Merchant Services through KeyBank's bank branch locations. KeyBank and its affiliate banks also agreed to provide certain other services, including clearing and settlement services, to Key Merchant Services for which KeyBank will receive compensation.

  Upon termination or expiration of the KeyBank Joint Venture, either KeyBank or the Company, depending on the circumstances of such termination or expiration, may elect to purchase the other party's interest in Key Merchant Services at "fair market value" determined pursuant to the terms of the KeyBank Joint Venture.

  In connection with the formation of Key Merchant Services, the Company has undertaken the conversion of merchant processing to the Company's operating platform. In addition to the Company's normal conversion related expenses, the Company expects to accrue a non-recurring charge of approximately $1.3 million, net of tax ($0.04 per share assuming dilution and prior to giving effect to this offering), in the first quarter of 1998 principally to account for early termination of a contract for merchant processing with a third party processor.

  MBNA Portfolio. On December 30, 1997, the Company consummated a transaction with MBNA America Bank, N.A. ("MBNA") pursuant to which the Company purchased substantially all of MBNA's merchant portfolio. In connection with the MBNA transaction, MBNA has agreed to cooperate with the Company in marketing the Company's merchant transaction processing services and to refer exclusively to the Company all merchants, trade associations, financial institutions, independent sales organizations ("ISOs") and other organizations that request or evidence an interest in merchant transaction processing services. The Company, among other things, is required to pay to MBNA a fee for each merchant that enters into a merchant transaction processing contract with the Company as a result of any such referral. In conjunction with the MBNA transaction, the Company agreed to pay to MBNA a percentage of the portfolio's net revenues. The Company's marketing agreement with MBNA has an initial term of ten years (i.e., through December 31, 2007) subject to automatic two year extensions unless either party gives notice of termination at least 75 days prior to an expiration date. The Company estimates that the MBNA portfolio will add approximately $1.0 billion in annualized credit and debit card transaction processing volume.

  Firstar Joint Venture. Effective on October 31, 1997, the Company consummated a transaction (the "Firstar Joint Venture") with Firstar Bank U.S.A., N.A. ("Firstar") and Firstar Milwaukee, each of which are subsidiaries of Firstar Corporation, pursuant to which the Company and Firstar jointly own and operate Elan Merchant Services, LLC ("Elan Merchant Services"), a newly formed limited liability company. In connection with the Firstar Joint Venture, Firstar, Firstar Milwaukee and the other banking affiliates of Firstar contributed substantially all of their then existing bankcard payment processing contracts (representing approximately $3.0 billion in annualized credit and debit card volume) to Elan Merchant Services in return for a 49% equity interest in Elan Merchant Services, and the Company purchased a 51% interest in Elan Merchant Services.

  Elan Merchant Services has an initial term expiring on August 31, 2008, with automatic one-year extensions unless either Firstar or the Company, as the sole members of Elan Merchant Services, gives notice of termination at least six months prior to a scheduled expiration date. Although certain powers are reserved exclusively in a Management Committee, the Company, as Manager of Elan Merchant Services, has the power and authority to make decisions and take actions on behalf of Elan Merchant Services in connection with its day-to-day operation and management in the ordinary course of business. The Management Committee is comprised of four persons, with two members selected by each of Firstar and the Company. Elan Merchant Services pays the Company an annual fee for its managerial services. The Company also provides to Elan Merchant Services transaction processing and other services for which the Company receives compensation. Firstar will market and promote, on an exclusive basis, transaction processing services on behalf of Elan Merchant Services directly and through a network of over 850 correspondent financial institutions. Elan Merchant Services, among other things, is required to pay to Firstar a fee for each merchant that enters into a merchant transaction processing contract with Elan Merchant Services as a result of any such referral, including a fixed percentage of sales volume the referred merchant processes through the Company. Firstar and its affiliate banks also agreed to provide certain other services, including clearing and settlement services, to Elan Merchant Services for which Firstar receives compensation.

  Upon termination or expiration of the Firstar Joint Venture, either Firstar or the Company, depending on the circumstances of such termination or expiration, may elect to purchase the other party's interest in Elan Merchant Services at the "fair market value" determined through negotiations between the parties at the time of termination. If Firstar and the Company are unable to mutually agree upon the "fair market value," an independent appraiser shall make such determination.

  Crestar Portfolio. On May 29, 1997, the Company consummated a transaction with Crestar Bank pursuant to which the Company purchased substantially all of Crestar Bank's merchant portfolio. Crestar Bank has agreed that for an initial term expiring May 1, 2002 (subject to automatic two-year extensions unless either party gives notice of termination at least 180 days prior to an expiration date), Crestar Bank will cooperate with the Company in marketing the Company's merchant transaction processing services and refer exclusively to the Company all merchants, financial institutions, ISOs and other organizations that request or evidence an interest in merchant transaction processing services. The Company, among other things, is required to pay to Crestar Bank a fee for each such referral, including a fixed percentage of sales volume the referred merchant processes through the Company.

  The Company estimates that the Crestar portfolio will add approximately $1.8 billion in annualized credit and debit card transaction processing volume. Crestar Bank's 500 branch locations will offer the Company's transaction processing services, thereby expanding the Company's distribution network.

  The Company expects each of these transactions to provide significant strategic and financial benefits, including: (i) enhanced distribution channels to facilitate growth of the Company's processed transaction volume and number of merchant locations served; (ii) further geographic diversification of the Company's merchant portfolio into additional regions of the United States; and (iii) economies of scale from substantial increases in transaction processing volume once the merchant accounts and other services are fully integrated into the Company's operating platform.

INDUSTRY OVERVIEW

  The transaction processing industry provides merchants with credit, charge and debit card and other payment processing services, as well as related information services. This industry has grown rapidly in recent years as a result of wider merchant acceptance and increased consumer use of such cards, and advances in transaction processing and telecommunications technology. These factors, together with the efficiencies derived from economies of scale, are causing the consolidation of transaction processing providers and the availability of more sophisticated products and services to all market segments.

  Increased Growth in Card Use. The proliferation in the uses and types of credit, charge and debit cards, rapid technological advances in transaction processing and financial incentives offered by credit card associations and issuers have contributed greatly to wider merchant acceptance and increased consumer use of such cards. For example, industry sources indicate that for the five years ended December 31, 1996, charge volume of VISA and MasterCard credit cards grew at a compounded annual growth rate of approximately 18.7%. The growth in charge volume and the increase in the acceptance of credit cards are expected to continue as consumers expand their use of such cards as an alternative to cash and checks. VISA and MasterCard charge volume is projected to exceed $1.0 trillion by the year 2000 (The Nilson Report--September 1996).


  Technology. Rapid technological advances in transaction processing, particularly the transition from paper-based to electronic processing, have contributed greatly to wider merchant acceptance and increased consumer use of such cards. Electronic processing provides greater convenience to merchants and consumers, reduces fees charged to merchants, and facilitates faster and more accurate settlement of payments. According to industry sources, approximately 87% of the dollar volume of credit card transactions was processed electronically or by voice automation in 1995, up from approximately 77% in 1990. Increased card acceptance and usage, coupled with technological advances in electronic processing, have created an opportunity for service providers to offer a variety of sophisticated processing and information services to merchants.

  At present, many large transaction processors continue to provide customer service and applications via legacy systems that are difficult and costly to alter or otherwise customize. Accordingly, transaction processors that continue to utilize these systems for customer service and applications find it difficult to meet the increasing demands of small- to medium-sized merchants for more sophisticated products and services tailored to their diverse and changing needs. In contrast to more expensive and less flexible legacy systems, advances in less costly, scalable and networked computer systems, including distributed client/server architecture and relational database management systems, afford transaction processors greatly improved flexibility and responsiveness in providing customer service and applications. In addition, the use of fiber optic cables and advanced switching technology in telecommunications networks and competition among long-distance carriers further enhance the ability of processors to provide faster and more reliable service at lower per-transaction costs than previously possible.

  Advances in personal computer ("PC") and POS terminal technology have increasingly allowed access to a greater array and level of sophisticated services at the POS and contributed to the demand for such services. In addition, more sophisticated uses of integrated cash registers and networked systems at the merchant site create further demand for comparably advanced and sophisticated products and services accessible at the POS. These trends have created the opportunity for transaction processors to leverage technologies by developing business management and other software application products and services.

  Segmentation of Merchants and Service Providers. The transaction processing industry is characterized by a small number of large transaction processors that primarily focus on servicing large merchants and by many smaller transaction processors that provide a limited range of services to small- to medium-sized merchants. Large merchants (i.e., those with multiple locations and high volumes of card transactions) typically demand and receive the full range of transaction processing services as well as customized information services at low per-transaction costs. By contrast, small- to medium-sized merchants historically have not been offered the same level of services as large merchants and have incurred relatively higher per-transaction costs. The growth in card transactions and the transition from paper-based to electronic transaction processing have, however, caused small- to medium-sized merchants increasingly to demand sophisticated transaction processing and information services similar to those provided to large merchants.

  Transaction processing services are marketed and sold to the small- to medium-sized merchant market segment primarily by community and regional banks and ISOs that outsource all or a portion of the transaction processing services they offer. It is difficult, however, for banks and ISOs to customize transaction processing services for the small- to medium-sized merchant on a cost-effective basis or to provide sophisticated value-added services. Accordingly, the small- to medium-sized merchant market segment historically has been characterized by basic transaction processing without the availability of the more sophisticated processing, information-based services or customer service offered to large merchants.

  Consolidation. The transaction processing industry has undergone rapid consolidation over the last several years. The costs to convert from paper-based to electronic processing, merchant requirements for improved customer service, and the demands for additional customer applications have made it difficult for community and regional banks and ISOs to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and are increasingly exiting the transaction processing business or otherwise seeking alliance partners to provide transaction processing for their customers. Despite this ongoing consolidation, the industry remains fragmented with respect to the number of entities providing merchant services. Industry sources indicate that in 1997, although the ten largest bankcard processors accounted for approximately 85% of the total charge volume processed and the largest accounted for approximately 38% of the total volume, there were several hundred additional registered service providers marketing and selling transaction processing services to merchants. Management believes that these factors will result in continuing industry consolidation opportunities over the next several years.

MERCHANT SERVICES PROVIDED BY THE COMPANY

  Authorization Services. The Company provides electronic transaction authorization services for all major credit and charge cards. Authorization generally involves approving a cardholder's purchase at the POS after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder's credit or account limit. The electronic authorization process for a credit card transaction begins when the merchant "swipes" the card through its POS terminal and enters the dollar amount of the purchase. After capturing the data, the POS terminal transmits the authorization request via the NOVA Network to the Company's switching center, where the data is routed to the appropriate credit card association for authorization. The transaction is approved or declined by the credit card association, and the response is transmitted back to the Company's switching center, where it is routed to the appropriate merchant.

  Data Capture and Reporting Services. At the time of authorization, data relating to the transaction, such as the purchase price and card number, is recorded electronically both at the merchant's POS terminal and by the Company. This redundancy maximizes accurate transaction reconciliation with each merchant and protects against potential loss of data. On a periodic basis throughout the day, the merchant aggregates and organizes this transaction data, using a software application that the Company has programmed into the merchant's POS terminal, and transmits this information to the Company where it is organized into two files. One file is transmitted to either Vital Processing Services L.L.C. (formerly Total System Services, Inc.) ("Vital Processing Services") or Mellon Bank, N.A. ("Mellon Bank") for merchant accounting as described below. The other file is maintained by the Company in its database to allow the Company to run its proprietary fraud detection software program against each of the day's transactions processed via the NOVA Network. This information also allows the Company to provide merchants with information services such as specialized management reports and to assist in its other customer service operations. Merchants can access this archived information through customer service representatives or through applications such as NOVA ACS and NOVA Perks which allow the merchant direct access to the Company's database through a PC.

  Settlement, Accounting and Clearing Services. Merchant accounting services are performed on the Company's behalf by Vital Processing Services and Mellon Bank, with each of the Company's merchant customers assigned to one of these processors. No less often than once each day, the Company forwards to Vital Processing Services and Mellon Bank, respectively, transaction data regarding the Company's merchant customers. Vital Processing Services and Mellon Bank reorganize and accumulate this data on a merchant-by-merchant and card issuer-by-card issuer basis and forward this data to the credit card associations for ultimate payment. On a monthly basis, Vital Processing Services and Mellon Bank send statements to the Company's merchant customers for whom they provide settlement and accounting services, detailing the previous month's transaction activity.

  Through each of Regions Bank, Bank of the West, Mellon Bank, Firstar, KeyBank and First Union National Bank ("FUNB"), a subsidiary of First Union, which serve as member clearing banks for the Company, the Company is registered with the VISA and MasterCard credit card associations as a certified processor and member service provider. The Company's clearing banks receive payment for merchant transactions from the credit card associations (net of fees payable to the credit card associations and card issuing banks), from which the clearing banks remit payment to the merchant for the gross amount of the merchant's transactions. Once each month, the Company collects applicable merchant discount and other fees from each merchant for transactions effected and services provided during the preceding month.

  Chargeback Services. In the event of a billing dispute between a cardholder and a merchant, the Company assists the merchant in investigating and resolving the dispute. These billing disputes include, among others: (i) nonreceipt of merchandise or services; (ii) unauthorized use of a credit card; and (iii) general disputes between a customer and a merchant as to the quality of the goods purchased or the services rendered by that merchant. The Company provides a sophisticated chargeback control system for its merchants that includes actively prescreening disputes and the use of proprietary software programs to automate chargeback controls. These chargeback control systems are designed to reduce the time and expense that the Company and merchants spend on cardholder requests for chargebacks. In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is "charged back" to the merchant and that amount is credited or otherwise refunded to the cardholder. If the Company or its clearing banks are unable to collect such amounts from the merchant's account, and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the Company for the chargeback, the Company bears the loss for the amount of the refund paid to the cardholder.

  Customer Service and Support. The Company provides its merchant customers with a variety of customer services and support. These services include leasing, renting or selling POS terminals, downloading software application products and services to POS terminals, maintaining POS terminals, and customizing software for merchant applications. In addition, the Company maintains a 24-hours-a-day, seven-days-a-week helpline staffed by full-time customer service representatives.

TECHNOLOGY

  One of the Company's principal strategies is to maximize the benefits of available technologies to deliver transaction processing and related software application products and services on a cost-effective basis. Accordingly, the Company regularly uses and adapts technologies developed for applications outside the transaction processing industry. In particular, technologies developed for networked PCs and the telecommunications market have been important to the NOVA Network and the Company's service capabilities.

  The Company exercises significant control over the development and enhancement of the combination of hardware, software and network services that comprise the Company's transaction processing and information delivery system. This provides the Company with greater control over the functionality, quality, reliability, cost and efficiency of its transaction processing services and related software application products and services.

  The NOVA Network. The NOVA Network, developed in conjunction with WorldCom, is the Company's proprietary telecommunications network and the principal conduit through which the Company provides its services. The design of the NOVA Network provides efficient switching capabilities, resulting in rapid response time for transaction authorizations. Fiber optic communications are employed throughout the NOVA Network, providing the substantial bandwidth capable of supporting sophisticated value-added services. In working with WorldCom, the Company was able to design a network specifically tailored to the services the Company desired to provide, the equipment the Company intended to use in providing those services, and the functionality those services were designed to achieve. As customer needs change and as technology improves, management believes that it will be able to adapt and customize the NOVA Network as necessary to achieve the functionality it desires. Pursuant to its agreement with the Company, WorldCom provides long-distance and local telecommunication access, as well as technical support, to the Company in connection with the NOVA Network. This agreement expires February 28, 1999, subject to earlier termination by the Company if WorldCom fails to meet certain agreed-upon performance objectives.

  The NOVA Network is the result of combining WorldCom's Common Channel Signaling Specification Number Seven, commonly referred to as an "SS7" switching system, with the use of advanced Integrated Services Digital Network ("ISDN") and Non-Facilities Associated Signaling ("NFAS") features. SS7 is a high-speed call-switching technology utilized in telecommunications networks and originally intended only for carrier-to-carrier use, such as a regional phone company switching long-distance calls to WorldCom for transmission, as opposed to use by end-users such as the Company and its merchants. With the use of ISDN technology, however, end-users such as the Company can utilize an SS7 switching system without sacrificing any of the enhanced performance attributes derived from SS7 technology. Although significant hardware and software obstacles currently are inherent to end-user utilization of an SS7 switching system, the Company developed a proprietary ISDN interface enabling it effectively to employ SS7 technology as part of the NOVA Network. Further, the NFAS features of the NOVA Network allow for a greater portability of the NOVA Network to long-distance and local telecommunications access providers other than WorldCom, which would reduce the Company's historical dependence on WorldCom. The Company has developed and tested a network interface with AT&T and management believes that, if necessary or convenient, the Company could utilize the telecommunications access of AT&T in connection with the NOVA Network. Management believes that transferring the NOVA Network to AT&T, or another telecommunications access provider, can be accomplished without sacrificing any significant performance or operational attributes of the NOVA Network, although such a transfer may increase the Company's expenses for network services.

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

  Software Development for POS Terminals and PCs. The Company is continuously developing new software applications for POS terminals and PCs in an effort to improve existing and create additional product and service offerings. This software development capability is critical to the Company's ability to respond flexibly to changing customer needs and improving technologies. Most of the POS terminals utilized by the Company's merchant customers have been programmed by the Company with specific applications. By programming POS terminals, the Company can avoid the limitations of the preexisting applications programmed into POS terminals, which are designed for broad applicability to a wide range of users, and can provide its merchant customers with specifically tailored applications at an increased level of functionality. Distribution of software application products designed for use through POS terminals generally is accomplished by downloading such applications over the NOVA Network, enabling a merchant to utilize the Company's products and services quickly and inexpensively.

  As the use of PCs by merchants grows, and as merchants continue to move toward fully-integrated cash registers and payment systems, the Company continues its efforts to extend its POS terminal software application product and service offerings to PCs. For instance, NOVA ACS, NOVA Perks, PC Transact It, and NOVA Shadow Pay are PC-based applications, and the Company intends to expand the number of its products and services available for PC use or that otherwise allow the POS terminal to interface with a PC. While merchant use of such products and services currently is limited, and there can be no assurance that such products and services will be widely accepted, the Company expects such use to increase. Further, the terms of the First Union Alliance provide that, when feasible, the Company will assist First Union in developing new products or services relating to transaction processing or in otherwise supporting new business ventures. The Company and First Union are actively pursuing initiatives relating to transaction processing via the Internet and procurement and purchasing cards, and management believes that these and other efforts may result in the development of additional software application products and value-added services.

  The Company actively encourages third party software developers to write applications to the Company's specifications and network protocols. These applications, once certified by the Company, allow integration of the Company's transaction processing services with the business management software created by such developers for use at the merchant's POS. These developers often function as value-added resellers ("VARs") for the Company as they frequently market their business management software in connection with the Company's services. For example, Squirrel Restaurant Products ("Squirrel"), one of the leading VARs, provides software applications to accommodate the specialized business management needs of the restaurant industry. Squirrel, in cooperation with the Company, has modified its software to allow full integration of the Company's transaction processing services. In this way, VARs such as Squirrel indirectly perform a marketing function for the Company since their software is often offered on a fully- integrated basis with the Company's transaction processing services, creating additional opportunities for the Company to reach small- to medium-sized merchants. The Company has certified in excess of 30 third party software developers, including IC Verify, Aluim Payment Groups, Southern DataCom, Inc., Datacap, Inc. and Smokey Mountain Systems.

  Use of Networked Systems for Customer Service. The information access and retrieval capabilities of networked systems, where real-time information is available to any of the Company's customer service representatives, allow the Company to provide a level of customer service and support to small- to medium-sized merchants previously available only to much larger merchants. For example, any of the Company's customer service representatives may access, on a real-time basis, all of the relevant information pertaining to any particular merchant that may call and ask for assistance. The Company also recently implemented an on-line, informational database that provides the Company's customer services representatives user-friendly access to an array of additional information relative to the Company's services, products and systems, which often allows the Company to more quickly and effectively resolve customer service inquiries. In addition to their customer service capabilities, the Company's networked systems are highly automated and require minimal staffing, which allows the Company to contain costs and achieve greater operating efficiencies.

  Year 2000 Updates. The Company must address Year 2000 compliance for POS merchant activity, internal operating systems and suppliers and vendors. In June 1997, the Company was certified by VISA U.S.A. and Mastercard International as capable of processing transactions for cards issued with expiration dates of 2000 and beyond. All of the Company's customers have been upgraded with compliant transaction processing software, and the Company's network and switch can accommodate the Year 2000.

  The Company has developed a plan to ensure all internal systems are compliant with the Year 2000. These efforts are under way and are scheduled to be completed by year end 1998. The Company's significant outside vendors and suppliers also are scheduled to be Year 2000 compliant by year end 1998. However, while the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be properly converted on a timely basis and will not have a material effect on the Company. It is assumed that should any vendor not be compliant by January 1, 1999, the Company will have sufficient time to engage an alternative vendor which is compliant. The cost of Year 2000 initiatives has not been and is not expected to be material to the Company's results of operations or financial position.

SOFTWARE APPLICATION PRODUCTS AND VALUE-ADDED SERVICES

  In addition to card transaction processing, the Company offers related software application products and value- added services to its merchant customers. These products and services are designed to run on existing POS terminals and DOS- and Windows-based PCs. Offering a broad range of products and services historically unavailable to small- to medium-sized merchants is an integral part of the Company's strategy of focusing on these merchants and differentiating itself among the banks and ISOs serving this market segment. Management believes that the quality and reliability of its products and services enhance the Company's ability to attract and retain merchant customers.

  The Company currently offers a variety of software application products and value-added services, including the following core products and services that are basic to the Company's network:

  Encompass. Encompass is the latest generation of the Company's user interface. The Company presently provides Encompass to all new merchant customers, and generally charges a one-time fee to upgrade existing merchants to Encompass. In addition to the Company's core transaction processing services, Encompass enables merchants to access the Company's software application products and value-added services, including those described below. Encompass also allows the merchant to access other business management applications, including customized end-of-day processing (allowing, for instance, the performance by the merchant of daily audit functions) and other review and reporting features (e.g., summary report generation). Designed as a flexible "modular" system, Encompass allows the merchant to add features and capability as its business needs evolve. Generally available since July 1994, Encompass is a POS terminal application currently used by over 60,000 merchants.

  NOVA Shadow Pay. NOVA Shadow Pay, introduced by the Company in February 1996, addresses the increasing use by merchants of integrated and modem-enabled cash registers and PCs. NOVA Shadow Pay eliminates the necessity of a traditional, stand-alone POS terminal. Typically, merchants accepting cards for payment key-in or input transaction data at their cash register and then key-in certain redundant transaction data to their POS terminal for authorization and processing. This redundant keying of data increases both the probability of human error as well as the amount of time it takes a merchant to process a transaction. NOVA Shadow Pay is a PC application that allows the merchant's modem-enabled cash register or PC to capture the transaction data that is keyed or otherwise input into the cash register or PC, and transmits such data for authorization and processing, eliminating both the need for a stand-alone POS terminal and the redundant keying of transaction data associated therewith. In addition, NOVA Shadow Pay provides the merchant access to certain review and reporting features allowing, for instance, the merchant to more easily reconcile transaction activity for any given period with the data captured and stored by the merchant's cash register or PC. The Company charges a one-time license fee for access to NOVA Shadow Pay. NOVA Shadow Pay currently is used by approximately 1,000 merchants.

  Mass Transact and PC Transact It. Mass Transact is a mainframe-to-mainframe transaction processing application that the Company developed specifically for businesses utilizing mainframe technology and processing large numbers of credit card transactions on a batch basis. A merchant using Mass Transact (typically one that accepts a large number of credit card transactions by telephone or mail) assembles a batch file of transactions and the merchant's mainframe transmits that information to the Company for processing. Insurance companies and magazine publishers, each of which process large numbers of transactions for recurring payments such as insurance premiums and subscription renewals, respectively, are examples of the type of merchant customers who currently utilize Mass Transact. Available since September 1994, Mass Transact currently is used by approximately 300 of the Company's merchants. PC Transact It is a similar application that allows PCs, rather than mainframes, to process transactions on a batch basis. Available since October 1994, PC Transact It currently is used by approximately 3,500 of the Company's merchants. Merchants who subscribe to Mass

Transact or PC Transact It pay a one-time license fee and a percentage of the dollar amount of each transaction processed.

  InnResponse and NOVALodge. InnResponse and NOVALodge are transaction processing applications designed to address the special needs of the hospitality industry. InnResponse is a PC-based lodging solution for small hotels and motels and tracks check-in and check-out data by portfolio. NOVALodge, the Company's most recent product release, is a PC-based application for larger hospitality facilities and accommodates multiple terminals at a front desk as well as multiple on-site locations such as restaurants, gift shops or golf facilities. Enhanced reporting provides totals and allows sorting by terminal or location. Over 4,000 merchants currently use one of these applications.

  Gratuit. Gratuit is a transaction processing application designed specifically for use by restaurants. Gratuit tracks server data and includes "tip" capability and enhanced reporting capabilities. Similar to Encompass, Gratuit software integrates a time clock into the software as well as a frequent diner program. Gratuit currently is used by over 6,000 NOVA merchants.

  In addition to the Company's core products and services, the Company offers the following value-added software applications and services:

  NOVA ACS. NOVA ACS (Automated Customer Service) is a PC-based system that allows the Company's bank alliance and ISO partners access to the Company's databases in order to track and compile the transaction processing activity of their respective merchant customers. NOVA ACS also is utilized by the Company's merchant customers to access the Company's databases to track and compile information regarding their own transaction activity. Through such access and related information retrieval capabilities, NOVA ACS expands greatly the banks', ISOs' and merchants' ability to design and obtain customized informational reports and, in the case of banks and ISOs, to perform for their merchant customers a variety of customer service related activities. NOVA ACS 2.5, which was introduced in 1997, incorporates retrieval and chargeback information as well as on-line statements. These enhancements give the ISO, bank or merchant the opportunity to retrieve information on-line. Available since 1991, NOVA ACS currently is used by approximately 300 of the Company's bank alliance and ISO partners.

  SCAN Check Verification Services. Through an agreement with Deluxe Payment Protection Systems, Inc. ("DPPS"), doing business as SCAN, the Company offers check verification services to its customers. Specifically, the Company can provide its customers with direct access via the NOVA Network to the SCAN database managed by DPPS. The SCAN database is composed of information relating to checks returned to subscribers of the SCAN database for insufficient funds. This access allows merchants to compare the information included in the database against any check presented to the merchant for payment. This service is accessible to the merchant through the merchant's POS terminal and was introduced in May 1995, with significant telemarketing of SCAN to existing Company merchants commencing in January 1996. Merchants pay per-transaction fees for access to such service. The service currently is used by approximately 1,000 merchants.

  In March 1997, the Company entered into an additional agreement with DPPS pursuant to which DPPS agreed to refer to the Company prospective merchants for credit, charge and debit card processing.

  Cellular Digital Packet Data. The use of Cellular Digital Packet Data ("CDPD"), marketed under the name "Traverse," allows the Company to process transactions utilizing cellular airwaves, as opposed to traditional phone lines, enabling wireless transaction authorization and processing. The Company currently has agreements with AT&T Wireless Services, GTE and Bell Atlantic NYNEX Mobile to provide cellular transmission services. CDPD enables transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affording merchants increased flexibility, mobility and security in processing card transactions. Further, CDPD will allow merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by each of VISA and MasterCard for paper-based transactions.

  NOVA WEBWAY. Through an agreement with Harbinger Corporation, the Company offers Internet services to merchant customers. NOVA WEBWAY is software designed to allow small- to medium-sized merchants the opportunity to build a functional commerce-ready web-site complete with up to a 99 page catalog. Using a wizard interface, NOVA WEBWAY prompts a customer to describe its business, load product descriptions, pricing and pictures and includes secure on-line ordering and encrypted credit card payment capabilities. NOVA WEBWAY is a total web page solution at an attractive price point specifically designed for small business. The Company has several merchants testing this product and began a marketing campaign in March 1998.

  Internet Processing. The Company is actively pursuing development initiatives relating to transaction processing services on the Internet and other forms of electronic commerce. The Company is exploring with First Union and other third parties several Internet-related opportunities, which include processing transactions via the Internet, accepting merchant applications via the Internet and developing, on behalf of merchants, "home-pages" on the Internet. In addition, the Company has entered into an agreement with CyberCash Inc. pursuant to which CyberCash will provide to the Company encryption services (a security measure) for transactions processed via the Internet. These Internet- related initiatives are still in formative stages and security is the prevailing issue and concern. The Company, however, is active in the development process and management believes that the Internet may, ultimately, become another distribution channel for the Company's products and services.

  NOVA Perks. NOVA Perks is a PC-based application that allows a subscribing merchant to design and operate a customized frequent shopper program. This program enables the merchant to promote sales and to track, store and retrieve detailed information about its customers and all of their purchases regardless of the method of payment. Merchants who do not use the Company for transaction processing services can still utilize NOVA Perks. NOVA Perks has not yet achieved significant market usage although it is an attractive product to prospective customers.

CUSTOMER BASE

  The Company's merchant customer base consists primarily of small- to medium-sized merchants, with a historic concentration in the restaurant, specialty retail, furniture, automobile repair and lodging industries. In addition, banks also are customers of the Company insofar as those banks accept credit card cash advance transactions. While the Company's merchants vary significantly in size, a typical merchant customer generates approximately $140,000 in annual charge volume. Although the Company focuses on small- to medium-sized merchants, the Company also serves a significant number of large merchants and has in place the technical, operational and management infrastructure necessary to continue to serve large merchants. For the years ended December 31, 1997 and 1996, no merchant customer accounted for more than 2.5% of the Company's revenues. At December 31, 1997, the Company provided transaction processing services to approximately 152,000 merchant locations nationwide.

  The Company enters into direct contractual relationships with its merchants, which reduce the financial risks to the Company in the event any of the Company's bank alliance partners no longer desire to utilize the Company's services. In contrast to the Company's approach, the typical transaction processor/bank relationship involves a processor negotiating with a bank to serve all of the bank's merchants, with the bank maintaining direct control over each merchant relationship. Such a structure exposes the processor to the risk that each of the merchant relationships, and the revenues from those relationships, easily could be jeopardized if, for example, the bank were to sell its merchant business portfolio to an acquiror that provided its own transaction processing services.

MARKETING

  To reach its target market segment in a cost-effective manner and to further its market penetration, the Company markets its services through three principal channels: (i) bank alliances, including joint ventures, through which the Company offers its services to merchants in cooperation with community and regional banks, allowing the Company to capitalize on the presence of those banks in particular geographic markets; (ii) partnering with ISOs that market and sell the Company's services to merchants, typically in areas where the Company does not have bank alliances; and (iii) direct sales on behalf of and as a supplement to the bank alliance and ISO partnering channels. In addition, the Company engages in marketing efforts that include marketing agreements with various trade and other associations and marketing through VARs that integrate the Company's transaction processing services with specialized business management software. The KeyBank Joint Venture, the Firstar Joint Venture, the Crestar transaction, the MBNA transaction and the First Union Alliance are the Company's most significant examples of marketing through bank alliances, and enhanced significantly the Company's ability to further its market penetration and increase the size of its customer base through the marketing assistance, support and exclusive merchant referrals provided by the participating banks.

  Bank Alliances. The Company's principal marketing efforts are directed at forming bank alliances. During 1997 and January 1998, the Company entered into bank alliances in connection with the KeyBank Joint Venture, the Firstar Joint Venture, the Crestar transaction and the MBNA transaction. Through its relationships with its bank alliance partners, the Company offers its services to merchants in cooperation with community and regional banks, allowing the Company to capitalize on the presence of those banks in particular geographic markets. The Company's bank alliances consist of four types of relationships:
(i) relationships created as a result of the Company's purchase of a bank's merchant portfolio, pursuant to which the Company provides transaction processing services on a co-branded basis with such bank ("Acquisition Alliances"); (ii) relationships created through a joint venture (generally in the form of a limited liability company) owned jointly by the Company and a bank, pursuant to which the Company provides transaction processing services to the joint venture and the bank provides marketing and referral services to the joint venture ("Joint Venture Alliances"); (iii) agent bank relationships where the bank purchases the Company's services and markets and resells those services directly to merchants ("Agent Bank Alliances"); and (iv) bank referral relationships where the bank refers to the Company merchants who desire or otherwise inquire about transaction processing services ("Bank Referral Alliances").

  Acquisition Alliances and Joint Venture Alliances are an integral part of the Company's overall acquisition strategy pursuant to which the Company offers banks the opportunity to transfer management and operational responsibility for their merchant portfolios to the Company (either directly or through the joint venture), while continuing to offer transaction processing services on a co-branded basis in cooperation with the Company. Because an Acquisition Alliance or a Joint Venture Alliance may involve the Company (or the joint venture) maintaining transaction processing salespersons on-site at the bank branch to service existing merchant customers and to market and sell the Company's processing services to new merchant customers, the Company can often effect a nondisruptive transition of services from the merchants' perspective. To ease further this transition process and to assist its Acquisition Alliance and Joint Venture Alliance partners, the Company has created an intensive training program whereby the Company's personnel train and educate its Acquisition Alliance and Joint Venture Alliance partners in all aspects of the Company's transaction processing services, software application products and value-added services. Additionally, the Company utilizes its internal sales force to market transaction processing services on behalf of the Acquisition Alliances and Joint Venture Alliances. The internal sales force includes a National Account Sales team that supports Acquisition Alliances and Joint Venture Alliances in signing larger and more technologically sophisticated merchants.

  The Company compensates its bank alliance partners through varying means. Acquisition Alliance partners typically are compensated by the Company remitting to them a residual for each transaction processed by the Company for merchants attributable to the alliance. The Company compensates its Bank Referral Alliance partners typically by paying them a one-time referral fee. Agent Bank Alliance partners are not directly compensated by the Company; rather, they derive revenue by reselling the Company's services to merchants at a price determined by the Agent Bank. The Company is assisted in its alliance efforts through a marketing agreement with Kessler Financial Services L.P. ("Kessler"), an independent marketing organization. Pursuant to this agreement, Kessler identifies potential alliance or acquisition prospects for the Company. The Company's agreement with Kessler is scheduled to expire June 30, 2001, subject to renewal for two additional years unless either the Company or Kessler gives notice of termination prior to the expiration of the initial term.

  The Company also employs a direct sales force that markets the services of the Company on behalf of the Company's alliance, ISO and joint venture partners.

  ISO Partnering. With the acquisition of the merchant portfolio of the Bank of Boulder in December 1994, which included 24 marketing agreements with ISOs, the Company made its first significant entry into the ISO marketing channel. ISOs are entities that market the Company's products in conjunction with other products offered by the ISO, such as card readers and related equipment. Generally, ISO partnering involves engaging an ISO to market and sell the Company's products and services on a non-exclusive basis. An ISO that desires to refer a merchant customer to the Company will procure the merchant's application and submit it to the Company on the merchant's behalf. Thereafter, if the application is approved, the ISO will sell or lease POS terminals and related hardware and software to such merchant. The Company compensates ISOs by paying them a residual for each transaction processed by the Company for merchants referred to the Company by the ISO. The ISO's determination of whether to refer a particular merchant to the Company depends on a variety of factors, including the terms of the residual offered by the Company and the industry in which the merchant conducts its business. As of March 19, 1998, the Company had 40 marketing agreements with ISOs.

  Association Marketing. Through its association marketing program, the Company negotiates and enters into marketing agreements with various trade and other associations. Pursuant to these relationships, associations endorse and promote to their membership the transaction processing services provided by the Company, creating additional opportunities for the Company to reach small- to medium-sized merchants. The Company currently has agreements with 160 associations. The Company expects that the MBNA transaction will expand the Company's association marketing opportunities.

  Other Marketing Efforts. In addition to bank alliances, ISO partnering and direct sales and telemarketing, the Company engages in other marketing efforts that management believes complement and diversify further the Company's overall marketing strategy:

  Marketing Through VARs. The Company's marketing efforts are diversified further through the integration of its transaction processing services with the specialized business management software of a growing number of VARs. VARs perform a marketing function for the Company since their software often is offered on a fully-integrated basis with the Company's transaction processing services, creating additional opportunities for the Company to reach small- to medium-sized merchants.

  Procurement and Purchasing Cards. Corporate procurement and purchasing cards are growing in popularity and flexibility of use, and the Company is exploring opportunities intended to take advantage of this emergence. Procurement and purchasing cards, although very similar in most respects to bank and charge cards, are tailored to a specific business and functionality. Purchasing cards may be used, for example, to replace the traditional use of paper-based purchase orders, confirmations and invoices with electronically authorized, processed and recorded transactions. Another illustrative use of a purchasing card is an insurance company that issues purchasing cards to its policy holders for the purchase by such policy holders of medical supplies, prescriptions and services from certain health care providers, all of whom have agreed, in advance, to accept the insurance company's purchasing cards.

  The Company periodically reviews its marketing efforts and distribution channels to minimize channel conflict. Although channel conflict among bank alliances, ISO partnering and direct sales marketing may occur, to date the Company has not experienced any significant conflict while pursuing its overall sales strategy.

ACQUISITION STRATEGY

  The transaction processing industry has undergone rapid consolidation over the last several years. The costs to convert from paper-based to electronic processing, merchant requirements for improved customer service, and the demands for additional customer applications have made it difficult for community and regional banks and ISOs to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these demands, and increasingly are exiting the transaction processing business or otherwise seeking alliance partners to provide transaction processing for their customers.

  Since inception, the Company has pursued an active acquisition strategy, including the formation of joint ventures and bank alliances, and has consummated 90 transactions since its inception in 1991, consisting of 84 merchant portfolio purchases, three operating business acquisitions, two joint ventures and the First Union Alliance. In 1996, the Company consummated 13 transactions, which added approximately $317.2 million in annualized processing volume. Since January 1997 (through January 1998), the Company has consummated 20 transactions, anticipated to add $11.7 billion in annualized processing volume.

  The Company intends to continue to pursue purchases of merchant portfolios and the formation of joint ventures and alliances with other financial institutions as a principal component of its growth strategy in order to facilitate growth, expand the Company's distribution channels and achieve greater economies of scale. This strategy focuses on the merchant portfolios and related assets of banks and ISOs that no longer desire or are unable to provide efficient and cost-effective transaction processing services. The Company attempts to structure its acquisitions, joint ventures and alliances both to increase its merchant base and to expand its distribution and marketing capabilities. The Company accomplishes this objective principally by entering into an exclusive marketing agreement with a bank that sells its merchant portfolio to, or enters into a joint venture or alliance with, the Company. The exclusive marketing agreement typically provides that the bank will refer to the Company, on an exclusive basis and for a period of up to ten years, any merchants that request or otherwise inquire about transaction processing services. This agreement generally also provides that the bank will not compete with the Company in the provision of transaction processing services during the term of the agreement and, in some cases, for a period of up to two years after expiration of the agreement. In addition, the Company or the joint venture may continue to maintain on-site transaction processing salespersons to service existing merchant customers and to market and sell the Company's processing services to new merchant customers, often allowing the Company to effect a nondisruptive transition of services from the merchants' perspective. These purchases, joint ventures and alliances offer banks the opportunity to transfer management and operational responsibility for their merchant portfolios to the Company or the joint venture, while continuing to offer transaction processing services on a co-branded basis in cooperation with the Company. Banks are therefore able to view the purchase of their merchant portfolio or the joint venture as a way to maintain a full-service relationship with their merchant depositors.

  The Company continues to evaluate potential purchases of merchant portfolios, joint ventures and alliances and to negotiate with several third parties that may be seeking purchasers of their merchant portfolios, although except as described in this Annual Report on Form 10-K, the Company currently is not a party to any agreements or understandings with respect to any such material purchases. In addition, each of the First Union Alliance and the Crestar marketing relationship may create additional purchase opportunities for the Company, as the Company and each of First Union and Crestar Bank have agreed that the Company generally may, at its option and subject to agreement on price and other terms, purchase from First Union or Crestar Bank any merchant portfolios purchased by First Union or Crestar Bank through whole-bank or other acquisitions. See "--First Union Shareholders Agreement." In November 1997, First Union announced that it had entered into an agreement to acquire CoreStates Financial Corp ("CoreStates"), which has an estimated $3.0 billion merchant transaction processing portfolio. In the event this acquisition is consummated, the Company will consider entering into negotiations with First Union to acquire the CoreStates transaction processing portfolio. There can be no assurance that First Union will complete its acquisition of CoreStates or, if completed, that the Company could purchase the CoreStates transaction processing portfolio on terms acceptable to the Company, if at all. There can be no assurances as to the timing of such transactions. Further, there can be no assurance that the First

Union Alliance or the Crestar marketing relationship will provide any other acquisition opportunities or that any such acquisition opportunities can be completed on terms favorable to the Company, if at all.

RISK MANAGEMENT

  The Company views its risk management and fraud avoidance practices as integral to its operations and overall success because of the Company's potential liability for merchant fraud, chargebacks and other losses. Risk management and fraud avoidance occur initially at the application stage, when merchant applications are reviewed by the Company against certain criteria to determine acceptance or denial. The criteria used by the Company to determine whether to accept or deny applications, and the rate structure charged to a particular merchant, include the credit history of the applicant, the industry in which the applicant conducts its business and various other relevant factors. In certain instances, guarantees may be required before an application is approved.

  The Company's principal advantage in its risk management and fraud avoidance capabilities is the ability to run its proprietary fraud detection software program against each transaction electronically processed on the NOVA Network before funds are transferred to the merchant in payment for such transaction. This ability is critical to the Company's overall program to control fraud and manage risk and is an example of the Company's strategy of leveraging available technologies, and the NOVA Network, to competitive advantage. Specifically, the NOVA Network allows the Company to send a file comprised of the day's transaction activity to its operations center in Knoxville, Tennessee at or prior to the time it sends that information to Vital Processing Services or Mellon Bank for merchant accounting. In Knoxville, the Company runs its proprietary rule-based fraud detection software program against each of the day's transactions processed on the NOVA Network, resulting in a computer-generated identification of potentially fraudulent activity. Once identified, the Company analyzes and reviews the suspect transactions to resolve potential problems. This can be accomplished before funds are transferred to the merchant in payment for such transactions. If the Company needs more time to review a transaction or series of transactions, however, the Company can specify that the batches containing the identified transactions be withheld from further processing to allow additional time to attempt to verify the authenticity of such transactions. The NOVA Network also allows the Company to review certain types of transactions on a real time basis, as they are processed. Consequently, the Company has the ability to intercept and review potentially fraudulent transactions and stop payment or otherwise resolve them, as appropriate, prior to the time when financial liability for such transactions has shifted to the Company. Despite the Company's risk management and fraud avoidance capabilities, the Company is unable to identify all fraudulent transactions resulting in financial exposure to the Company. Further, until the Company converts each newly acquired merchant account to the Company's merchant accounting processors, the Company is unable to apply fully its risk management and fraud avoidance practices to such merchant accounts.

  In connection with portfolio purchases, the Company reviews any merchant portfolio that it proposes to purchase. The review process includes analyzing the composition of the portfolio, applying uniform standards and underwriting guidelines developed by the Company to the portfolio and identifying any high-risk merchants contained in the portfolio. Upon completion of this review, the Company determines whether the portfolio meets the Company's standards and guidelines and is otherwise a suitable acquisition target. If the Company decides to proceed with the proposed purchase, the Company will focus on the high-risk merchants identified by its review and attempt to manage the risk associated with such merchants. Typically, the Company will seek to exclude high-risk merchants from the portfolio purchase, require the seller of the merchant portfolio to establish a reserve account or require the seller of the merchant portfolio to indemnify the Company for any liability associated with such merchants. The experience accumulated by the Company during the course of its purchases is constantly drawn upon to refine the Company's due diligence procedures and practices, and management expects to continue to improve its due diligence efforts. Nevertheless, there can be no assurance that the Company's due diligence process will consistently identify all high-risk merchants or that the Company will otherwise assess properly the risk attributes of any purchased portfolio.

MERCHANT ACCOUNTING AND CLEARING BANK RELATIONSHIPS

  The Company relies upon third parties to provide merchant accounting and clearing bank services to the Company and its merchant customers. In each of these instances, the Company has engaged multiple providers to safeguard against the loss of services or quality of any one of these providers.

  Merchant Accounting. Merchant accounting services consist of reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis, and forwarding this data to the credit card associations for ultimate payment. These functions are performed on the Company's behalf by each of Vital Processing Services and Mellon Bank under agreements expiring April 30, 1999 and June 30, 1999, respectively. The Company currently is negotiating the terms of a new agreement with Vital Processing Services.

  Clearing Bank Arrangements. The Company's clearing banks receive payment for merchant transactions from credit card associations (net of fees payable to the credit card associations and card issuing banks), from which the clearing banks remit payment to the merchant for the gross amount of the merchant's transactions. Once each month, the Company collects applicable merchant discount and other fees from each merchant for transactions effected and services provided during the preceding month. The Company, along with all other nonbank transaction processors that process VISA and MasterCard transactions, must be sponsored by a financial institution that is a principal member of the VISA and MasterCard credit card associations in order to process these bankcard transactions. Through each of Regions Bank, Bank of the West, Mellon Bank, Firstar, KeyBank and FUNB, which serve as member clearing banks for the Company, the Company is registered with VISA and MasterCard as a certified processor and member service provider. While the Company's registration as a certified processor and member service provider is necessary in order for the Company to process VISA and MasterCard transactions, management believes that the revocation of such registrations is unlikely and inconsistent to the objectives of both the credit card associations and the clearing banks because of the adverse effect such action would have on the continuity of credit card acceptance.

  Regions Bank and Mellon Bank clear most of the Company's transactions while Bank of the West clears only those transactions originating from merchants acquired by the Company as part of the October 1993 purchase of the merchant portfolio of Bank of the West. Pursuant to the First Union Alliance, FUNB, a subsidiary of First Union, acts as the exclusive clearing and settlement bank, subject to certain exceptions and conditions, for merchant customers of First Union. While the Company's Depositary and Settlement Agreement with First Union does contain certain conditions relative to the Company's ability to transfer clearing and settlement functions for the merchant customers of First Union away from First Union, the Company's agreements with its principal member clearing banks generally provide that the merchant relationship is controlled by the Company. Accordingly, the Company generally is not obligated to continue to utilize the clearing services of these banks, and may transfer the clearing functions to another principal member clearing bank (i.e., any member of the VISA and MasterCard associations), although there can be no assurance that the Company would be able to find a financial institution to sponsor it on terms acceptable to the Company.

  Effective May 1, 1997, MasterCard approved changes to its Member Service Provider ("MSP") rules to, among other things, differentiate between ISOs which perform merchant and cardholder services and third party processors ("TPPs"), such as the Company, which provide transaction processing services. The new MSP rules implement a Processor Certification Program requiring the Company and other TPPs to register as a TPP with MasterCard. The Company has filed its registration as a "Type I" TPP. Type I TPPs must satisfy certain criteria including requirements as to the number of merchant accounts serviced, processing volume and concentration of risk. All Type I TPPs must undergo annual reviews by MasterCard, including a review of processing performance, authorization host availability, authorization response time and call referral merchant response. Type I TPPs also must be financially sound and maintain adequate financial resources. The Company believes that it meets or exceeds all of the criteria to qualify as a Type I TPP. The failure by the Company to qualify as a Type I TPP, or to maintain its status as a Type I TPP, could have a material adverse effect on the business or operations of the Company.

CUSTOMER SERVICE AND SUPPORT

  The Company is dedicated to providing reliable and effective customer service and support to its merchant customers. The information access and retrieval capabilities of networked systems, where real-time information is available to any of the Company's customer service representatives, allow the Company to provide a level of customer service and support to small- to medium-sized merchants historically available only to much larger merchants. For example, any of the Company's customer service representatives may access, on a real-time basis, all of the relevant information pertaining to any particular merchant that may call and ask for assistance. The Company also has implemented an on-line, informational database that provides the Company's customer service representatives user-friendly access to an array of additional information relative to the Company's services, products and systems, which often allows the Company to more quickly and effectively resolve customer service inquiries.

  The Company maintains a 24-hours-a-day, seven-days-a-week helpline at its operations center in Knoxville, Tennessee. The Company measures the efficiency of its customer service through certain quantitative data such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. The Company has developed comprehensive programs and procedures for training its approximately 90 full-time customer service representatives to assist the Company's merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. Management is dedicated to providing outstanding customer service and support and continually reviews its policies and procedures in an effort to improve these services.

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

  The Company's trademarks include "NOVA," "NOVA Information Systems," "NOVA ACS," "NOVA Remote ACS," "NOVA Time," "NOVA Clock," "NOVA Perks," "PC Transact It" and "NOVA Shadow

Pay". To date, however, the Company only has sought to have "NOVA" and "NOVA Perks" registered on the federal level. The Company's application to register "NOVA" was refused and allowed to lapse without contesting the refusal.

COMPETITION AND CONSOLIDATION

  The market for providing credit, charge and debit card transaction processing services to the small- to medium-sized merchant segment served by the Company is highly competitive. The level of competitiveness has increased significantly since the Company's inception and this trend is expected to continue. The Company competes in this market segment on the basis of price, the availability of related products and services, the quality of customer service and support, and transaction processing speed, quality and reliability. The Company's principal competitors in this market segment include other smaller vertically integrated processors, community and regional banks and ISOs and, increasingly, the ten largest bankcard processors. Several of the Company's competitors and potential competitors have greater financial, technological, marketing and personnel resources than the Company, and there can be no assurance that the Company will continue to be able to compete successfully with such entities. In addition, the competitive pricing pressures that would result from any increase in competition would adversely affect the Company's margins and may have a material adverse effect on the Company's financial condition and results of operations.

  According to industry sources, the ten largest bankcard processors accounted for approximately 85% of the total charge volume processed in 1997. The largest bankcard processor accounted for approximately 38% of the total charge volume processed in 1997, and the Company would have processed approximately 4.2% of the total charge volume for the same period after giving pro forma effect to the transactions discussed in "--Recent Transactions."

  The Company believes that it has reached a sufficient size whereby economies of scale allow it to offer competitive pricing. However, certain of the Company's competitors may have lower costs which could potentially give them an advantage. As a result of its experience in payment processing, the Company has been able to develop operating efficiencies that the Company believes allow it to competitively bid for new business. In addition, the Company has continually made technological improvements and is thus able to respond to the unique needs of merchants in various industries. Management believes that the quality, speed and reliability of the NOVA Network and the breadth, flexibility and user-friendliness of its software application products and services constitute a competitive advantage. The Company intends to maintain its strategy of focusing on small- to medium-sized merchants because management believes this market segment is somewhat less price sensitive than larger accounts.

  The Company faces increasing competition from other transaction processors for available acquisition opportunities. In addition, community and regional banks, which serve as a marketing channel for the Company's services and whose transaction processing businesses have been the Company's primary source of acquisition opportunities, have been undergoing extensive consolidation reflective of underlying trends in the financial institutions industry and unrelated to their transaction processing businesses. As a result, smaller banks that may have sought to divest themselves of their transaction processing businesses may be acquired by banks that compete with the Company or banks that have a relationship or alliance with one or more competitors of the Company, thus potentially depriving the Company of distribution channels and/or acquisition opportunities. The First Union Alliance and the Crestar Alliance, however, may create additional acquisition opportunities for the Company, as the Company and each of First Union and Crestar Bank have agreed that the Company generally may, at its option and subject to agreement on price and other terms, purchase from First Union or Crestar Bank any merchant portfolios acquired by First Union or Crestar Bank through whole-bank or other acquisitions. In November 1997, First Union announced that it had entered into an agreement to acquire CoreStates, which has an estimated $3.0 billion merchant transaction processing portfolio. In the event this acquisition is consummated, the Company will consider entering into negotiations with First Union to purchase the CoreStates transaction processing portfolio. There can be no assurance that First Union will complete its acquisition of CoreStates or, if completed, that the Company could purchase the CoreStates transaction processing portfolio on terms acceptable to the Company, if at all. There can be no assurances as to the timing of such transactions. Further, there can be no assurance that the First Union Alliance or the Crestar marketing relationship will provide any other acquisition opportunities or that any such acquisition opportunities can be completed on terms favorable to the Company, if at all.

BANKING REGULATION

  As a result of First Union's ownership interest in the Company, the Company has become subject to the Banking Laws. For example, the Company is now subject to the supervision and examination of the Office of the Comptroller of the Currency (the "OCC"), one of the principal banking regulatory bodies (although management does not believe it is likely that the OCC would ever exercise this supervisory and examination authority). In addition, the OCC reviewed extensively the KeyBank Joint Venture, the First Union Alliance and the Firstar Joint Venture and the terms thereof, and the OCC's written approval was required in order to consummate those transactions. To facilitate First Union's compliance with the Banking Laws, and to allow First Union to obtain any required consents or approvals, the Company has agreed to notify, and obtain approval from, First Union before the Company enters into any business activities substantially different from the business activities the Company currently conducts. Pursuant to the KeyBank Joint Venture and the Firstar Joint Venture and to the extent required by the Banking Laws, the Company may be required to take certain measures in the event either the Company or the limited liability companies formed pursuant to the transactions enters into or acquires any other entity which is engaged in a business that is substantially different from the business activities the Company, or the limited liability companies, currently conduct. Such measures may include applying for any required regulatory consents, or assisting either KeyBank, Firstar, or the limited liability companies, as the case may be, to prepare such applications. If the required consents and approvals are not received, the Company may not engage in the new business activity.

VISA AND MASTERCARD REGISTRATION TERMINATION

  The Company, along with all other nonbank transaction processors, must be sponsored by a financial institution that is a principal member of the VISA and MasterCard credit card associations in order to process bankcard transactions. Through each of Regions Bank, Bank of the West, Mellon Bank, Firstar, KeyBank and FUNB, which serve as member clearing banks for the Company, the Company is registered with VISA and MasterCard as a certified processor and member service provider. The Company's designation with VISA and MasterCard as a certified processor and its status as a member service provider are dependent upon the Company's continuing adherence to the standards of the VISA and MasterCard credit card associations. These standards are set by the respective member financial institutions of VISA and MasterCard, some of which are competitors of the Company. In the event the Company fails to comply with these standards, the Company's designation as a certified processor or status as a member service provider could be suspended or terminated. There can be no assurance that VISA and MasterCard will maintain the Company's registrations or that the current VISA and MasterCard rules allowing the Company and other nonbank transaction processors to market and provide transaction processing services will remain in effect. The termination of the Company's member service provider registrations or the Company's status as a certified processor, or any changes in the VISA or MasterCard rules that prevent the Company's registration or otherwise limit the Company's ability to provide transaction processing and marketing services for VISA or MasterCard, would have a material adverse effect on the Company's financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY

  Increased Consolidation in the Marketplace. A material element of the Company's growth strategy is the purchase of additional merchant portfolios and acquisition of operating businesses and transaction processing assets in order to facilitate growth, expand the Company's distribution channels and create greater economies of scale. The Company faces significant competition from other transaction processors for available acquisition, joint venture and alliance opportunities. This competition has an impact on the price and availability of acquisitions, joint ventures and alliances. In addition, community and regional banks, whose transaction processing businesses have been the Company's primary source of acquisition opportunities, in recent years have been undergoing extensive consolidation reflective of underlying trends in the financial institutions industry and unrelated to their transaction processing businesses. As a result, smaller banks that may have sought to divest themselves of their transaction processing businesses may be acquired by banks that compete with the Company or banks that have a relationship or alliance with one or more competitors of the Company, thus potentially depriving the Company of acquisition opportunities. There can be no assurance that the historical or current level of acquisition opportunities will continue to exist, that the Company will be able to acquire merchant portfolios, operating businesses and transaction processing assets that satisfy the Company's criteria, or that any such acquisition will be on terms favorable to the Company.

  Complexity of Risk Analysis of Acquisition Targets. In evaluating any potential purchase of a merchant portfolio or joint venture, the Company conducts a due diligence review of the related merchant portfolio. The review process includes analyzing the composition of the merchant portfolio, applying uniform standards and underwriting guidelines developed by the Company to the merchant portfolio and attempting to identify high-risk merchants contained in the merchant portfolio. Notwithstanding these due diligence efforts, however, there can be no assurance that the Company will properly assess the risk attributes associated with an acquired portfolio or otherwise identify high-risk merchants. Incorrect risk assessments may result in excessive losses from chargebacks or merchant fraud in connection with any acquired portfolio.

  Conversion of Purchased Portfolios. At the time of consummation of merchant portfolio purchases or joint ventures, merchants in a purchased portfolio typically are not operating on the NOVA Network and may not use the merchant accounting processors used by the Company. Until the Company converts each newly-purchased merchant to the NOVA Network and the Company's merchant accounting processors, the Company has little, if any, control over the performance of such other networks and processors and typically is unable to apply fully its risk management and fraud avoidance practices to such merchants. The Company also must continue to pay third parties for processing services until the purchased portfolio is fully converted to the NOVA Network, reducing the economic benefits to the Company during such time. Moreover, the merchant customers that comprise a purchased portfolio may have been sold transaction processing services by ISOs and financial institutions sponsored by a principal member of the VISA and MasterCard credit card associations. ISOs are independent agents that typically market and sell the full range of transaction processing services to merchants, with such services primarily being outsourced on a non-exclusive basis. Certain of these ISOs and financial institutions may be unwilling to assist the Company in converting the merchants to the NOVA Network and the Company's merchant accounting processors and, in some cases, may solicit these merchants on behalf of a competing processor. Further, the conversion of merchants may require that merchants learn new operating procedures and could result in problems, causing merchants to seek verbal authorization of credit and debit card transactions. As a condition to conversion, merchants also may seek to negotiate lower fees.

  As a result of the recent purchases of merchant portfolios undertaken by the Company, the magnitude, scope, timing, duration and expense of the conversion of the KeyBank Joint Venture, the Firstar Joint Venture and the MBNA portfolio will, in the aggregate, be greater than any conversion previously undertaken by the Company, and there can be no assurance that the Company can successfully complete these conversions in a timely manner, either concurrently or in series. Failure to complete these conversions in accordance with management plans could have a material adverse effect on the Company's financial condition and results of operations. Further, the terms of the KeyBank Joint Venture provide that if the Company does not complete substantially the conversion of the KeyBank merchant portfolio by March 31, 1999, KeyBank may terminate the KeyBank Joint Venture, which could have a material adverse effect on the Company's financial condition and results of operations.

  The Company's acquisition strategy and the resulting growth will require that the Company continue to attract and retain qualified personnel, while concurrently expanding its managerial and operational infrastructure. There can be no assurance that the Company will be able to hire and retain qualified personnel or that the

Company will be able to expand successfully its infrastructure as appropriate to accommodate future acquisitions or growth. The Company's acquisitions may involve the hiring by the Company of certain management and sales personnel affiliated with the acquired portfolio, and the failure to integrate successfully such personnel into the Company's operations and business culture may adversely affect the conversion process. As a result of any of these factors and considerations, the Company may not realize the expected economic benefits associated with its acquisitions, which may have a material adverse effect on the Company's financial condition and results of operations.

  In connection with the formation of Key Merchant Services, the Company has undertaken the conversion of merchant processing to the Company's operating platform. In addition to the Company's normal conversion related expenses, the Company expects to accrue a non-recurring charge of approximately $1.3 million, net of tax ($0.04 per share assuming dilution and prior to giving effect to this offering), in the first quarter of 1998 principally to account for early termination of a contract for merchant processing with a third party processor.

  There can be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the completion of such transactions, while the operations of the acquired entities are converted and integrated into the Company's operations. The Company's acquisition strategy will require substantial capital resources, and is likely to result in the Company incurring additional indebtedness. There can be no assurance that financing for future acquisitions will be available or will be obtained on terms favorable to the Company.

RISKS ASSOCIATED WITH JOINT VENTURE ALLIANCES

  The recently consummated joint venture alliances with each of Firstar and KeyBank (collectively, the "Joint Ventures") present certain risks to the Company in addition to the risks normally associated with portfolio acquisitions which have been, and continue to be, a material element of the Company's growth strategy. Because each of the Joint Ventures involved the creation of a newly-formed limited liability company jointly-owned, managed and serviced by the Company and Firstar or KeyBank, as the case may be, continued cooperation with each of Firstar and KeyBank is important to the success of the Joint Ventures. There can be no assurance that the Company's relationships with each of Firstar and KeyBank will continue to be cooperative and, accordingly, there can be no assurance that the Company will realize the anticipated economic benefits from the Joint Ventures. Further, in the event of a change in control of Firstar or KeyBank, there can be no assurance that the resulting entity will support the Joint Ventures in the same manner and to the same degree as its predecessor. The management and provision of processing services to each of Elan Merchant Services and Key Merchant Services imposes increased administrative, managerial and technological demands on the Company's infrastructure and related systems, and there can be no assurance that the Company will meet successfully such material demands and requirements.

  Each of the Joint Ventures has been formed for a definitive term (subject in each case to renewal provisions), but is subject to earlier termination by the Company or Firstar or KeyBank, as the case may be, under a variety of circumstances. In the event of earlier termination, or upon termination of either of the Joint Ventures upon expiration of its term in the absence of renewal, the then-current assets and merchant portfolio of such Joint Venture are subject to "repurchase rights" by either the Company or Firstar or KeyBank, as the case may be, depending on the circumstances of termination. For example, each of the Joint Ventures imposes upon the Company certain standards with respect to the performance of its processing services. In the event such standards are breached by the Company, Firstar or KeyBank, as the case may be, would have the right to purchase the Company's interest in Elan Merchant Services or Key Merchant Services, respectively. Any such purchase would likely result in a significant decrease in the number of merchant locations served, and the aggregate sales volume processed, by the Company, which may have a material adverse effect on the Company's financial condition and results of operations. Further, in valuing the Joint Ventures, and establishing a purchase price in connection therewith, the Company assumes the continuance of the Joint Venture for a minimum term. Earlier termination may result in the Company not realizing the anticipated economic and marketing benefits from the Joint Venture, which may have a material adverse effect on the Company's financial condition and results of operations.

FIRST UNION SHAREHOLDERS AGREEMENT

  Concurrently with the consummation of the First Union Alliance, the Company, its shareholders and First Union entered into a Shareholders Agreement that sets forth, among other things, agreements regarding the composition of the Company's Board of Directors, the transferability of the Company's capital stock and the Company's future business activities. In particular, the Shareholders Agreement provides that the Company may, at its option, purchase from First Union any merchant portfolios acquired by First Union through whole-bank or other acquisitions. To facilitate First Union's compliance with the banking laws, and to allow First Union to obtain any required consents or approvals, the Company also has agreed to notify First Union before it enters into, or acquires any company which is engaged in, business activities substantially different from the business activities the Company currently conducts. See "--Banking and Territorial Restrictions." If First Union is unable to obtain such consents or approvals, the Company may not engage in the new business activity or proceed with the contemplated acquisition. Accordingly, the Company may be limited in its ability to seek or take advantage of certain business opportunities or relationships which differ substantially from the business activities the Company currently conducts. Nevertheless, management believes that the synergies and other significant benefits derived from the First Union Alliance offset the potential limitations imposed by the banking laws.

MERCHANT ATTRITION

  The Company experiences attrition of its merchant base in the ordinary course of business due to several factors, including business closures, losses to competitors and conversion-related losses. In addition, substantially all of the Company's contracts with its merchants may be terminated by either party upon prior notice of 30 days or less. Increased merchant attrition may have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will not experience higher rates of attrition in the future, particularly in connection with acquired merchant portfolios.

DEPENDENCE ON MERCHANT ACCOUNTING RELATIONSHIPS

  The Company outsources certain merchant accounting services to Vital Processing Services and Mellon Bank. These services consist of reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis, and forwarding this data to the credit card associations for ultimate payment. The failure of Vital Processing Services and Mellon Bank to continue to perform these services efficiently and effectively may adversely affect the Company's relationships with its merchant customers and may result in the termination by merchants of their agreements with the Company. The agreement with Vital Processing Services expires April 30, 1999, and the agreement with Mellon Bank expires June 30, 1999. The Company currently is negotiating a new agreement with Vital Processing Services. Termination of either agreement would require the Company either to seek alternative outsourcing arrangements or to make significant capital expenditures to develop internal systems to provide these merchant accounting services. Although management believes that in the event of termination of either or both of these agreements the Company could locate alternative outsourcing arrangements or develop internal systems, there can be no assurance that such arrangements will be available on terms as favorable to the Company as the existing contracts or that the Company could develop internal systems on a timely or cost effective basis. Accordingly, termination of either agreement could have a material adverse effect on the Company's financial condition and results of operations.

ANNOUNCED INTERCHANGE RATE INCREASES

  Each of VISA and MasterCard has announced increases in interchange rates effective in April 1998. The increase in rates of approximately 5% is the largest single increase for either association since 1991. The announced change affects all transaction processing industry competitors. While the Company intends to reflect the entire amount of the increase in its pricing to merchants, there can be no assurance that merchants will assume the entire impact of the announced change or that transaction processing volumes and merchant attrition will not be adversely affected by the change.

CHARGEBACK RISK

  When a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is "charged back" to the merchant and that amount is credited to the cardholder. These billing disputes include, among others: (i) nonreceipt of merchandise or services; (ii) unauthorized use of a credit card; and (iii) general disputes between a customer and a merchant as to the quality of the goods purchased or the services rendered by that merchant. Some of the Company's merchant customers, including certain merchants that generate high transaction processing volume, require full or partial payment from debit and credit cardholders for products or services to be delivered or rendered in the future. If the Company or its clearing banks are unable to collect chargeback amounts from a merchant's account, and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the Company for the chargeback, the Company bears the loss for the amount of the refund paid to the cardholder. The Company attempts to reduce its exposure to such losses by performing periodic credit reviews on its merchant customers and adjusting the Company's rates based, in part, on the merchant's credit risk, business or industry. There can be no assurance that the Company will not experience significant losses from chargebacks in the future. Increases in chargebacks not paid by merchants may have a material adverse effect on the Company's financial condition and results of operations.

MERCHANT FRAUD

  The Company bears the risk of losses caused by fraudulent credit card transactions initiated by its merchant customers. Examples of merchant fraud include inputting false sales transactions or false credits. The Company monitors merchant transactions against a series of standards it has developed to detect merchant fraud. Notwithstanding these measures, however, there can be no assurance that the Company will not experience significant amounts of merchant fraud in the future, which may have a material adverse effect on the Company's financial condition and results of operations.

TELECOMMUNICATIONS SERVICES PROVIDED BY WORLDCOM, INC.

  The Company has developed a proprietary telecommunications network, the NOVA Network, and maintains an operating relationship with WorldCom. Pursuant to its agreement with the Company, WorldCom provides long-distance and local telecommunications access, as well as technical support, to the Company in connection with the NOVA Network. This agreement expires February 28, 1999, subject to earlier termination by the Company if WorldCom fails to meet certain agreed-upon performance objectives. If the WorldCom agreement is terminated or not renewed, the Company would be required to utilize the long-distance and local telecommunications access of another long-distance provider, which may increase the Company's expenses for network services, resulting in a material adverse effect on the financial condition and results of operations of the Company.

CERTAIN STATE TAX ISSUES

  Transaction processing companies like the Company may be subject to state taxation of certain portions of their fees charged to merchants for their services. Application of this tax is an emerging issue in the industry and the states have not yet adopted uniform guidelines implementing these regulations. If the Company is required to pay such taxes and is unable to pass this tax expense through to its merchant customers, the financial condition and results of operations of the Company could be adversely affected.

DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS

  Because the transaction processing industry and the software application products and value-added services of the type offered by the Company have been characterized by rapidly changing technology and the development of new products and services, management believes that the future success of the Company will depend, in part, on the Company's ability to continue to improve its products and services and to offer its merchant customers new products and services. There can be no assurance that the Company will continue to develop successful new products and services or that the Company's newly-developed products and services will perform satisfactorily or be widely accepted in the marketplace.

FLUCTUATION IN QUARTERLY OPERATING RESULTS

  The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues in the third calendar quarter and lower revenues in the first calendar quarter, reflecting increased transaction volumes during the summer months and a significant decrease in transaction volume during the period immediately following the holiday season. Quarterly results also are affected by the timing of purchases of merchant portfolios and joint ventures and the timing and magnitude of expenses for merchant portfolio conversions. Fluctuations in operating results may result in volatility in the price of the Common Stock.

DEPENDENCE ON KEY MANAGEMENT

  The development of the Company's business and its operations has been materially dependent upon the active participation of its executive officers and other key employees. The loss of one or more of the Company's executive officers or other key employees may have a material adverse effect on the Company's financial condition and results of operations.

SIGNIFICANT INTANGIBLE ASSETS

  A substantial portion of the Company's assets are intangible assets related to purchased merchant portfolios or business operations. In the event of a material decline in revenues generated from any of such merchant portfolios or business operations which would not be recovered from future cash flows, the fair value and, as a result, the carrying value of the related intangible asset will be reduced. Additionally, changes in accounting policies or rules that affect the way in which such intangible assets are reflected in the Company's financial statements, or the way in which they are treated for tax purposes, could have a material adverse effect on the Company's financial condition.

BANKING AND TERRITORIAL RESTRICTIONS

  To facilitate First Union's compliance with applicable banking laws, regulations and orders (collectively, the "Banking Laws"), and to allow First Union to obtain any required consents or approvals, the Company has agreed to notify, and obtain approval from, First Union before the Company enters into any business activities substantially different from the business activities the Company currently conducts. See "First Union Shareholders Agreement." Pursuant to the KeyBank Joint Venture and the Firstar Joint Venture and to the extent required by the Banking Laws, the Company may be required to take certain measures in the event either the Company or the limited liability companies formed pursuant to the transactions enters into or acquires any other entity which is engaged in a business that is substantially different from the business activities the Company, or the limited liability companies, currently conduct. Such measures may include applying for any required regulatory consents, or assisting either KeyBank, Firstar, or the limited liability companies, as the case may be, to prepare such applications. If the required consents and approvals are not received, the Company may not engage in the new business activity (such restrictions, including the restrictions relating to First Union, being collectively referred to herein as the "Banking Restrictions").

  In connection with a December 1995 transaction between the Company and First Union, the Crestar Alliance, the Firstar Joint Venture, and the KeyBank Joint Venture, the Company agreed that it would not, without the prior consent of the affected entity, enter into certain marketing or, in certain instances, acquisition agreements with third parties located in specified areas where any of First Union, Crestar Bank, Firstar or KeyBank maintain a significant banking presence (such restrictions being collectively referred to herein as the "Territorial Restrictions"). The effect of the Banking Restrictions and the Territorial Restrictions is to limit in certain respects the Company's ability to directly seek or take advantage of certain business or marketing opportunities other than through a venture with the Company's regional bank partners. The agreements generally do not prohibit the Company from pursuing transactions indirectly through the respective alliance or joint venture.

CERTAIN ANTI-TAKEOVER PROVISIONS

  The Company's Articles of Incorporation authorize the Company to issue up to 5,000,000 shares of Preferred Stock with such designations, powers, preferences and rights as may be fixed by the Board of Directors, without any further vote or action by the shareholders. The issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change in control of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

  Since the Company's initial public offering in May 1996, there has been and may continue to be significant volatility in the market for the Common Stock, and there can be no assurance that an active market for the Common Stock can be sustained. See "Price Range of Common Stock." Factors such as changes in quarterly operating results, the gain or loss of significant contracts, the entry of new competitors into the Company's markets, changes in management, announcements of technological innovations or new products by the Company or its competitors, and general events and circumstances beyond the Company's control could have a significant impact on the future market prices of the Common Stock and the relative volatility of such market prices.

EMPLOYEES

  At March 19, 1998, the Company had 614 full-time employees, of which 227 were in sales and marketing, 293 were in operations and 94 were corporate and general administrative employees. Of these employees, 212 were based in Atlanta, Georgia at the Company's principal executive offices, 221 were based in Knoxville, Tennessee at the Company's operations center, seven were based in Arvada, Colorado, and ten were based in Jacksonville, Florida in connection with the First Union Alliance. The Company's 227 sales and marketing employees include 164 salespersons located throughout the United States, of whom 53 were based at branches of banks with which the Company has formed Acquisition Alliances. None of the Company's employees are represented by a collective bargaining agreement nor has the Company ever experienced any work stoppage. Management believes that the Company's relationship with its employees is good.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Atlanta, Georgia and consist of approximately 38,000 square feet that are leased pursuant to an agreement scheduled to expire November 30, 2001. The Company relocated its principal executive offices in October 1996 to allow for the Company's continued growth. In connection with this relocation, the Company transferred certain of its operational functions, including the conversion management functions, from Knoxville, Tennessee and Boulder, Colorado to Atlanta. The Company's operations center is located in Knoxville, Tennessee and consists of approximately 26,000 square feet. This facility is leased pursuant to a sublease agreement scheduled to expire September 1, 2003. The Company leases an additional 9,000 square feet adjacent to the operations center which houses files and deployment and programming functions. Certain of the Company's operations are conducted in facilities located in Jacksonville, Florida and Arvada, Colorado consisting of approximately 9,360 and 3,040 square feet of space, respectively. The Jacksonville space is being leased pursuant to an agreement scheduled to expire in 1998. The

Arvada space is leased on a month to month basis. Certain of the Company's employees also occupy other office facilities at various locations under leases and various other agreements, which require aggregate payments that are not material.

  In March 1998, NOVA Services Limited Partnership, a wholly-owned subsidiary of the Company, purchased a 112,000 square-foot building in Knoxville, Tennessee for $2.7 million. Prior to the Company's purchase of the property, the facility was a retail shopping center. The Company intends to relocate its current Knoxville operations center, as well as files, to approximately 84,000 square feet of space in the newly acquired facility. The remaining 28,000 square feet will be reserved for future expansion or sub-lease to third parties. The conversion of the new facility into office space and the relocation to the new facility are scheduled to be completed in the third quarter of 1998. The deployment and programming functions will be relocated from the adjacent facilities to the former operations center facility, and the adjacent facilities will be reserved for future expansion or sub-lease to third parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company as of March 16, 1998.

  Each executive officer will serve until the first meeting of the board of directors after the next annual meeting of shareholders and a successor is elected or appointed and qualified, or until such officer resigns or is removed by the board of directors.

  Edward Grzedzinski, 43, has served with the Company or its predecessor since February 1991, most recently as a director, Chairman of the Board, President and Chief Executive Officer. He co-founded the Company's subsidiary and predecessor, NOVA Information Systems, as its Chief Operating Officer in 1991 and was named Chief Executive Officer in September 1995. From October 1990 to February 1991, Mr. Grzedzinski served as an officer of Phoenix Consulting Group, Inc., a transaction processing consulting company. Mr. Grzedzinski has over 12 years experience in the bankcard industry.

  James M. Bahin, 53, has served with the Company or its predecessor since January 1992, most recently as a director, Vice Chairman of the Board, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Bahin served in various officer capacities with Fuqua Industries, Inc., a diversified manufacturing and service company, most recently as Senior Vice President of Operations. Mr. Bahin has over 25 years of financial and management experience.

  Pamela A. Joseph, 39, has served with the Company or its predecessor since July 1994, most recently as Executive Vice President and Chief Information Officer. Prior to joining the Company, Ms. Joseph served for over two years as Director, New Market Development, for VISA and for eight years in various management positions at Wells Fargo Bank.

  John M. Perry, 41, joined the Company in April 1996 as Executive Vice President, Sales and Marketing. Before coming to the Company, he served as Executive Vice President and Chief Operating Officer of First Data Corporation's Client Merchant Services Division. For over seven years prior to that, he held various executive level management, sales and marketing positions with Card Establishment Services, Harbridge Merchant Services, VISA USA and Wells Fargo Bank. From 1980 to 1988, Mr. Perry served in the United States Army finishing his career as a captain.

  Rebecca L. Powell, 45, has served with the Company or its predecessor since February 1991, most recently as Executive Vice President, Merchant Services and Operations. Prior to joining the Company, Ms. Powell served for 20 years in various management positions with National Data Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The section entitled "Shareholder Information" of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference and filed as part of Exhibit 13 to this Report.

  RECENT SALES OF UNREGISTERED SECURITIES.

  On July 21, 1995, in connection with the acquisition of the bankcard processing operations of the Bank of Boulder, NOVA Information Systems granted options to acquire an aggregate of 25,600 shares of common stock of NOVA Information Systems having an original exercise price of $1.18 per share to an employee of Boulder Bankcard Processing, Inc. and options to acquire an aggregate of 38,400 shares of common stock of NOVA Information Systems having an original exercise price of $2.34 per share to employees of NOVA Information Systems, pursuant to the 1991 Stock Option Plan (as defined herein). This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

  On January 31, 1996, in connection with the First Union Alliance with First Union Corporation and various banking subsidiaries of First Union Corporation (the "First Union Banks") (First Union Corporation and the First Union Banks are collectively referred to herein as "First Union"), the Company acquired all of the outstanding capital stock of NOVA Information Systems and issued the following securities:

    (i) an aggregate of 9,149,209 shares of common stock of the Company to the First Union Banks in exchange for the transaction processing assets of First Union (the "First Union Assets");

    (ii) 1,168,291 shares of common stock of the Company, 14,832 shares of Series A Convertible Preferred Stock of the Company, 10,027 shares of Series B Convertible Preferred Stock of the Company and 5,000 shares of Series D Preferred Stock of the Company to Warburg, Pincus Investors, L.P. ("Warburg") in exchange for 768,000 shares of common stock of NOVA Information Systems, a warrant to purchase 512,000 shares of common stock of NOVA Information Systems, 14,832 shares of Series A Convertible Preferred Stock of NOVA Information Systems, 10,027 shares of Series B Convertible Preferred Stock of NOVA Information Systems, and 5,000 shares of Series D Preferred Stock of NOVA Information Systems;

    (iii) 413,324 shares of common stock of the Company, 683.34 shares of Series A Convertible Preferred Stock of the Company and 3,029 shares of Series C Convertible Preferred Stock of the Company to WorldCom in exchange for 256,000 shares of common stock of NOVA Information Systems, a warrant to purchase 665,600 shares of common stock of NOVA Information Systems,
  683.34 shares of Series A Convertible Preferred Stock of NOVA Information Systems, and 3,029 shares of Series C Convertible Preferred Stock of NOVA Information Systems;

    (iv) 192,000 shares, 153,600 shares and 54,912 shares of common stock of the Company, respectively, to Edward Grzedzinski, James M. Bahin, and Paul Bowers in exchange for 192,000 shares, 153,600 shares and 54,912 shares of common stock of NOVA Information Systems, respectively; and

    (v) an aggregate of 246,784 shares of common stock of the Company to eight members of management of NOVA Information Systems in exchange for an aggregate of 246,784 shares of common stock of NOVA Information Systems.

  This transaction was effected in reliance upon the exemption from registration set forth in Rule 506 of Regulation D under the Securities Act.

  In addition, on January 31, 1996, the Company assumed all obligations under each outstanding option representing the right to purchase shares of common stock of NOVA Information Systems granted under the terms of the 1991 Employees' Stock Option and Stock Appreciation Rights Plan of NOVA Information Systems (the "1991 Stock Option Plan"). Such options were converted into options representing the right to purchase an equal number of shares of common stock of the Company at the same exercise price. This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

  In March 1996, the Company issued an aggregate of 986,116 shares of common stock of the Company to certain employees in connection with the exercise of stock options previously granted by NOVA Information Systems pursuant to the 1991 Stock Option Plan for aggregate consideration of $1,163,616.88 ($1.18 per share). These transactions were effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

  In April 1996, the Company issued an aggregate of 641,532 shares of common stock of the Company to certain employees in connection with the exercise of stock options previously granted by NOVA Information Systems pursuant to the 1991 Stock Option Plan for aggregate consideration of $764,431 ($1.18-$2.34 per share). These transactions were effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

  In May 1996, the Company issued an aggregate of 8,000 shares of common stock of the Company to one employee in connection with the exercise of stock options previously granted by NOVA Information Systems pursuant to the 1991 Stock Option Plan for aggregate consideration of $9,440 ($1.18 per share). This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

  In January 1998, the Company granted Kessler Financial Services, L.P. ("Kessler") warrants to purchase 50,000 shares of common stock of the Company (the "Kessler Warrants"). The Kessler Warrants were granted as consideration for Kessler providing to the Company certain marketing and referral services pursuant to a marketing agreement. The transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

  The section entitled "Selected Consolidated Financial Data" of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference and filed as part of Exhibit 13 to this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference and filed as part of Exhibit 13 to this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements and Accompanying Notes to Consolidated Financial Statements and the section entitled "Report of Independent Auditors" of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference and filed as part of Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this report but is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of the Company, including directors who are executive officers of the Company, is set forth under the caption "Proposal 1--Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4(A) of this report.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934:
Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Commission thereunder require the Company's directors and executive officers and any persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of the Company's Common Stock. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and representations that no other reports were required of those persons, the Company believes that during fiscal 1997, all filing requirements applicable to its directors and executive officers were complied with in a timely manner except that Dr. James E. Carnes filed a late Form 3. The Company is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of the Company's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

  In accordance with General Instruction G(3) of Form 10-K, the information relating to executive compensation set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference; provided, such incorporation by reference shall not be deemed to include or incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  In accordance with General Instruction G(3) of Form 10-K, the information relating to security ownership by certain persons set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In accordance with General Instruction G(3) of Form 10-K, the information relating to certain relationships and related transactions set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) DOCUMENTS FILED AS PART OF THIS REPORT

    1. FINANCIAL STATEMENTS

    The consolidated financial statements of the Company and the related reports of independent auditors thereon which are required to be filed as part of this Report are included in the Company's 1997 Annual

  Report to Shareholders and are incorporated by reference herein. These consolidated financial statements are as follows:

  Consolidated Balance Sheets at December 31, 1997 and 1996.

  Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 and the ten month period ended December 31, 1995.

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996 and the ten month period ended December 31, 1995.

  Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996 and the ten month period ended December 31, 1995.

  Notes to Consolidated Financial Statements

    2. FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statement schedule of the Company is included in Item 14(d):

     Schedule II.--Valuation and Qualifying Accounts

     Schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto.

    3. EXHIBITS

     The following exhibits are incorporated by reference or filed herewith:

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  2.1    Merchant Business Purchase Agreement, dated October 18, 1994, as amended November 30, 1994 and December 9, 1994, among NOVA Information
         Systems, the Bank of Boulder, Bolder Bancorporation and NOVA Newco,
         Inc. (the "Bank of Boulder Business Purchase Agreement")(1)
 *2.2    Contribution Agreement, dated October 30, 1995 (the "Contribution
         Agreement"), among the Registrant (formerly NOVA Holdings, Inc.), NOVA
         Information Systems, the then-current shareholders of NOVA Information
         Systems (the "Original Shareholders"), First Union Corporation, the
         First Union Banks, and First Fidelity Bancorporation and its banking subsidiaries (which merged with and into First Union Corporation effective January 1, 1996)(1)
  3.1    Articles of Incorporation of the Registrant, as amended(1)
  3.2    Bylaws of the Registrant, as amended(2)
  4.1    Specimen form of Common Stock certificate(1)
  4.2    See Articles of Incorporation of the Registrant and Bylaws of the
         Registrant, filed as Exhibits 3.1 and 3.2, respectively
  4.3    Shareholders Agreement dated January 31, 1996 (the "Shareholders
         Agreement"), among the Registrant (formerly NOVA Holdings, Inc.), NOVA
         Information Systems, First Union, WorldCom, Warburg and each of the other Original Shareholders(1), as amended by supplements dated as of
         August 15, 1997, August 22, 1997 and September 8, 1997(3)
  4.4    Registration Rights Agreement (the "Registration Rights Agreement")
         dated January 31, 1996, among the Registrant (formerly NOVA Holdings,
         Inc.), Warburg, WorldCom, and First Union(1)
    9    Shareholders Agreement, incorporated by reference to Exhibit 4.3(1)
 10.1    Shareholders Agreement, incorporated by reference to Exhibit 4.3(1)
 10.2    Registration Rights Agreement, incorporated by reference to Exhibit
         4.4(1)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
   10.3  Employment Agreement, dated October 27, 1995, effective January
         31,1996, between NOVA Information Systems and Edward Grzedzinski(1)
   10.4  Employment Agreement dated October 27, 1995, effective January 31,
         1996, between NOVA Information Systems and James M. Bahin(1)
   10.5  Employment Agreement, dated April 4, 1997, between NOVA Information
         Systems and John M. Perry(4)
   10.6  1991 Employees' Stock Option and Stock Appreciation Rights Plan, as
         amended(1)
   10.7  1996 Employees Stock Incentive Plan, as amended, together with form of
         Incentive Stock Option Agreement and Non-Qualified Stock Option
         Agreement(1)
   10.8  1996 Directors Stock Option Plan, as amended and restated(2)
   10.9  Contribution Agreement, incorporated by reference to Exhibit 2.2(1)
  10.10  Lease Agreement dated May 31, 1996 by and between NOVA Information
         Systems and Concourse I, LTD.(5)
  10.11  Sublease, dated April 1, 1991, between Inter-Banc, Inc. and The
         Baptist Health System of East Tennessee, Inc.(1)
  10.12  Credit Agreement, dated October 27, 1997 among NOVA Information
         Systems, the Lenders named therein, First Union National Bank as
         Documentation Agent and Bank of America National Trust and Savings
         Association, as Agent.
  10.13  Agreement dated February 28, 1996, between NOVA Information Systems and WorldCom(1)
  10.14  Subscribers Agreement, dated May 1, 1993, between NOVA Information
         Systems and Total System Services, Inc., and Addendum to Subscribers
         Agreement, dated July 1993, between NOVA Information Systems and Total
         System Services, Inc.(1)
 *10.15  Marketing Agreement, dated June 30, 1994, between NOVA Information
         Systems and Kessler Financial Services, L.P.(1)
 *10.16  Agreement Regarding Merchant Processing Services and Other Matters,
         dated May 5, 1995, among NOVA Information Systems, First Alabama Bank and Regions Financial Corp.(1)
 *10.17  Agreement dated June 3, 1992, as amended December 9, 1992, November 2,
         1994 between NOVA Information Systems and Mellon Bank, together with the Letter Agreement dated June 3, 1992 between NOVA Information
         Systems and Mellon Bank relating to fees, as amended December 10, 1992 and June 10, 1997(1), both as amended by Letter Agreement dated June
         10, 1997.
  10.18  Depositary and Processing Agreement, dated September 30, 1993, between
         NOVA Information Systems, and Bank of the West(1)
 *10.19  Bank of Boulder Purchase Agreement, incorporated by reference to
         Exhibit 2.1(1)
 *10.20  Non-Competition Agreement, dated December 9, 1994, among NOVA
         Information Systems, Boulder Bankcard Processing, Inc. and Steven K.
         Bosley(1)
  10.21  Marketing Agreement, dated October 1, 1992, between NOVA Information
         Systems and MBNA America Bank, N.A.(1)
  10.22  Agreement Not to Compete, dated October 1, 1992, between NOVA
         Information Systems. and MBNA America Bank, N.A.(1)
  10.23  Depositary and Settlement Agreement, dated January 31, 1996, among the
         Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems and FUNB(1)
  10.24  Marketing Support Agreement, dated January 31, 1996, among the
         Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems and the First Union Banks(1)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
   10.25 Merchant Asset Purchase Agreement dated as of May 29, 1997, between
         NOVA Information Systems and Crestar Bank(6)
   10.26 Agreement Respecting a Limited Liability Company dated October 7, 1997 by and among NOVA Information Systems, Firstar Bank U.S.A., N.A. d/b/a
         Elan Financial Services and Firstar Bank Milwaukee, N.A.(7)
 **10.27 Agreement Respecting a Limited Liability Company dated December 12,
         1997 by and among the Registrant, NOVA Information Systems, and Key
         Bank National Association.
 **10.28 Merchant Asset Purchase Agreement dated December 30, 1997 by and between NOVA Information Systems and MBNA America Bank, N.A.
    11.1 Statement re: Computation of Pro Forma Earnings Per Share
      13 1997 Annual Report to Shareholders--Following portions only:
         "Shareholder Information;" "Selected Consolidated Financial Data;"
         "Management's Discussion and Analysis of Financial Condition and
         Results of Operations;" the Consolidated Financial Statements and
         Accompanying Notes to Consolidated Financial Statements and the
         "Report of Independent Auditors"
      21 Subsidiaries of Registrant
      23 Consent of Ernst & Young LLP
      27 Financial Data Schedule

--------
* Confidential treatment pursuant to 17 CFR (S)(S) 200.80 and 230.406 was previously requested regarding certain portions of the indicated Exhibit in connection with the Company's Registration Statement on Form S-1 (Registration No. 333-3287), which portions have been filed separately with the Commission.
** Confidential treatment pursuant to 17 CFR (S)(S) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-3287), and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-45997) and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed on August 13, 1997, Commission File No. 1-14342, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on June 18, 1996, Commission File No. 1-14342, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Current Report on Form 8-K, filed June 12, 1997, Commission File No. 1- 14342, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K, filed November 14, 1997, Commission File No. 1-14342, and incorporated herein by reference.

  (B) REPORTS ON FORM 8-K

  Report on Form 8-K filed on November 14, 1997, SEC file number 001-14342.

  (C) INDEX OF EXHIBITS

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 2.1     Merchant Business Purchase Agreement, dated October 18, 1994, as amended November 30, 1994 and December 9, 1994, among NOVA Information
         Systems, the Bank of Boulder, Bolder Bancorporation and NOVA Newco,
         Inc. (the "Bank of Boulder Business Purchase Agreement")(1)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  *2.2   Contribution Agreement, dated October 30, 1995 (the "Contribution
         Agreement"), among the Registrant (formerly NOVA Holdings, Inc.), NOVA
         Information Systems, the then-current shareholders of NOVA Information
         Systems (the "Original Shareholders"), First Union Corporation, the
         First Union Banks, and First Fidelity Bancorporation and its banking subsidiaries (which merged with and into First Union Corporation effective January 1, 1996)(1)
   3.1   Articles of Incorporation of the Registrant, as amended(1)
   3.2   Bylaws of the Registrant, as amended(2)
   4.1   Specimen form of Common Stock certificate(1)
   4.2   See Articles of Incorporation of the Registrant and Bylaws of the
         Registrant, filed as Exhibits 3.1 and 3.2, respectively
   4.3   Shareholders Agreement dated January 31, 1996 (the "Shareholders
         Agreement"), among the Registrant (formerly NOVA Holdings, Inc.), NOVA
         Information Systems, First Union, WorldCom, Warburg and each of the other Original Shareholders(1), as amended by supplements dated as of
         August 15, 1997, August 22, 1997 and September 8, 1997(3)
   4.4   Registration Rights Agreement (the "Registration Rights Agreement")
         dated January 31, 1996, among the Registrant (formerly NOVA Holdings,
         Inc.), Warburg, WorldCom, and First Union(1)
     9   Shareholders Agreement, incorporated by reference to Exhibit 4.3(1)
  10.1   Shareholders Agreement, incorporated by reference to Exhibit 4.3(1)
  10.2   Registration Rights Agreement, incorporated by reference to Exhibit
         4.4(1)
  10.3   Employment Agreement, dated October 27, 1995, effective January 31,
         1996, between NOVA Information Systems and Edward Grzedzinski(1)
  10.4   Employment Agreement dated October 27, 1995, effective January 31,
         1996, between NOVA Information Systems and James M. Bahin(1)
  10.5   Employment Agreement, dated April 4, 1997, between NOVA Information
         Systems and John M. Perry(4)
  10.6   1991 Employees' Stock Option and Stock Appreciation Rights Plan, as
         amended(1)
  10.7   1996 Employees Stock Incentive Plan, as amended, together with form of
         Incentive Stock Option Agreement and Non-Qualified Stock Option
         Agreement(1)
  10.8   1996 Directors Stock Option Plan, as amended and restated(2)
  10.9   Contribution Agreement, incorporated by reference to Exhibit 2.2(1)
 10.10   Lease Agreement dated May 31, 1996 by and between NOVA Information
         Systems and Concourse I, LTD.(5)
 10.11   Sublease, dated April 1, 1991, between Inter-Banc, Inc. and The
         Baptist Health System of East Tennessee, Inc.(1)
 10.12   Credit Agreement, dated October 27, 1997 among NOVA Information
         Systems, the Lenders named therein, First Union National Bank as
         Documentation Agent and Bank of America National Trust and Savings
         Association, as Agent.
 10.13   Agreement dated February 28, 1996, between NOVA Information Systems and WorldCom (1)
 10.14   Subscribers Agreement, dated May 1, 1993, between NOVA Information
         Systems and Total System Services, Inc., and Addendum to Subscribers
         Agreement, dated July 1993, between NOVA Information Systems and Total
         System Services, Inc.(1)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  *10.15 Marketing Agreement, dated June 30, 1994, between NOVA Information
         Systems and Kessler Financial Services, L.P.(1)
  *10.16 Agreement Regarding Merchant Processing Services and Other Matters,
         dated May 5, 1995, among NOVA Information Systems, First Alabama Bank and Regions Financial Corp.(1)
  *10.17 Agreement dated June 3, 1992, as amended December 9, 1992, November 2,
         1994 between NOVA Information Systems and Mellon Bank, together with the Letter Agreement dated June 3, 1992 between NOVA Information
         Systems and Mellon Bank relating to fees, as amended December 10, 1992 and June 10, 1997(1), both as amended by Letter Agreement dated June
         10, 1997.
   10.18 Depositary and Processing Agreement, dated September 30, 1993, between
         NOVA Information Systems, and Bank of the West(1)
  *10.19 Bank of Boulder Purchase Agreement, incorporated by reference to
         Exhibit 2.1(1)
  *10.20 Non-Competition Agreement, dated December 9, 1994, among NOVA
         Information Systems, Boulder Bankcard Processing, Inc. and Steven K.
         Bosley(1)
   10.21 Marketing Agreement, dated October 1, 1992, between NOVA Information
         Systems and MBNA America Bank, N.A.(1)
   10.22 Agreement Not to Compete, dated October 1, 1992, between NOVA
         Information Systems. and MBNA America Bank, N.A.(1)
   10.23 Depositary and Settlement Agreement, dated January 31, 1996, among the
         Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems and FUNB(1)
   10.24 Marketing Support Agreement, dated January 31, 1996, among the
         Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems and the First Union Banks(1)
   10.25 Merchant Asset Purchase Agreement dated as of May 29, 1997, between
         NOVA Information Systems and Crestar Bank(6)
   10.26 Agreement Respecting a Limited Liability Company dated October 7, 1997 by and among NOVA Information Systems, Firstar Bank U.S.A., N.A. d/b/a
         Elan Financial Services and Firstar Bank Milwaukee, N.A.(7)
 **10.27 Agreement Respecting a Limited Liability Company dated December 12,
         1997 by and among the Registrant, NOVA Information Systems, and Key
         Bank National Association.
 **10.28 Merchant Asset Purchase Agreement dated December 30, 1997 by and between NOVA Information Systems and MBNA America Bank, N.A.
    11.1 Statement re: Computation of Pro Forma Earnings Per Share
      13 1997 Annual Report to Shareholders--Following portions only:
         "Shareholder Information;" "Selected Consolidated Financial Data;"
         "Management's Discussion and Analysis of Financial Condition and
         Results of Operations;" the Consolidated Financial Statements and
         Accompanying Notes to Consolidated Financial Statements and the
         "Report of Independent Auditors"
      21 Subsidiaries of Registrant, filed herewith
      23 Consent of Ernst & Young LLP
      27 Financial Data Schedule

--------
* Confidential treatment pursuant to 17 CFR (S)(S) 200.80 and 230.406 was previously requested regarding certain portions of the indicated Exhibit in connection with the Company's Registration Statement on Form S-1 (Registration No. 333-3287), which portions have been filed separately with the Commission.
** Confidential treatment pursuant to 17 CFR (S)(S) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-3287), and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-45997), and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed on August 13, 1997, Commission File No. 1-14342, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on June 18, 1996, Commission File No. 1-14342, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Current Report on Form 8-K, filed June 12, 1997, Commission File No. 1- 14342, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K, filed November 14, 1997, Commission File No. 1-14342, and incorporated herein by reference.

  (D) FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedules are filed herewith:

                                  SCHEDULE II

                        NOVA INFORMATION SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                BALANCE AT     CURRENT     CURRENT   BALANCE AT
                               THE BEGINNING     YEAR        YEAR    THE END OF
                               OF THE PERIOD COST/EXPENSE WRITE-OFFS THE PERIOD
                               ------------- ------------ ---------- ----------
FISCAL YEAR ENDING DECEMBER
 31, 1997:
Reserve for Doubtful Accounts
 and Chargebacks.............   $2,707,000    $1,218,000  $1,103,000 $2,822,000
Credit and Fraud Loss
 Reserve.....................      750,000     2,029,000   1,315,000  1,464,000
FISCAL YEAR ENDING DECEMBER
 31, 1996:
Reserve for Doubtful Accounts
 and Chargebacks.............   $  440,000    $3,245,000  $  978,000  2,707,000
Credit and Fraud Loss
 Reserve.....................      883,000             0     133,000    750,000
TEN MONTH PERIOD ENDING
 DECEMBER 31, 1995:
Reserve for Doubtful Accounts
 and Chargebacks.............   $  206,000    $  634,000  $  400,000 $  440,000
Credit and Fraud Loss
 Reserve.....................      691,000       337,000     145,000    883,000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March, 1998.

                                                 /s/ Edward Grzedzinski
                                         By: __________________________________
                                           EDWARD GRZEDZINSKI CHAIRMAN OF THE
                                          BOARD, PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the
Company and in the capacities indicated on March    , 1998.

              SIGNATURE                          TITLE

       /s/ Edward Grzedzinski          Director, Chairman of
-------------------------------------   the Board, President
         EDWARD GRZEDZINSKI             and Chief Executive
                                        Officer (Principal
                                        Executive Officer)

         /s/ James M. Bahin            Director, Vice Chairman
-------------------------------------   of the Board, Chief
           JAMES M. BAHIN               Financial Officer and
                                        Secretary (Principal
                                        Financial and
                                        Accounting Officer)

       /s/ Charles T. Cannada          Director
-------------------------------------
         CHARLES T. CANNADA

       /s/ Dr. James E. Carnes         Director
-------------------------------------
         DR. JAMES E. CARNES

      /s/ U. Bertram Ellis, Jr.        Director
-------------------------------------
        U. BERTRAM ELLIS, JR.

        /s/ Dr. Henry Kressel          Director
-------------------------------------
          DR. HENRY KRESSEL

         /s/ Joseph P. Landy           Director
-------------------------------------
           JOSEPH P. LANDY

   /s/ Maurice F. Terbrueggen, Jr.     Director

-------------------------------------
     MAURICE F. TERBRUEGGEN, JR.