Form 10-K/A
period 1997-12-31
NOVA CORP \GA\
filed 1998-04-28
CIK 1009918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                         PURSUANT TO SECTION 13 OR 15
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-14342

                               ---------------

                               NOVA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                                58-2209575
    (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OF ORGANIZATION)


   ONE CONCOURSE PARKWAY, SUITE 300,                      30328
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 1998.

                                                 /s/ Edward Grzedzinski
                                         By: __________________________________
                                           EDWARD GRZEDZINSKI CHAIRMAN OF THE
                                          BOARD, PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 28th, 1998.

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