Form 10-Q
period 1998-03-31
NOVA CORP \GA\
filed 1998-05-12
CIK 1009918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR


  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                         Commission file number 1-14342


                                NOVA CORPORATION
                                ----------------
              (Exact name of registrant as specified in its charter)


              Georgia                                   58-2209575
              -------                                   ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


            ONE CONCOURSE PARKWAY, SUITE 300, ATLANTA, GEORGIA 30328
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (770) 396-1456
                                 --------------
              (Registrant's telephone number, including area code)

                  -------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,233,011 shares of common stock outstanding as of April 29, 1998.

                                NOVA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION


ITEM 1.    Financial Statements
             Condensed Consolidated Balance Sheets-
               March 31, 1998 (unaudited) and December 31, 1997...........   3
             Condensed Consolidated Statements of Operations (unaudited)
               Three months ended March 31, 1998 and 1997.................   4
             Condensed Consolidated Statements of Cash Flows (unaudited)-
               Three months ended March 31, 1998 and 1997.................   5
             Notes to Condensed Consolidated Financial Statements.........   6

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................   7


                          PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings..............................................   9
ITEM 4.    Submission of Matters to a Vote of Security Holders............   9
ITEM 5.    Other Information..............................................   9
ITEM 6.    Exhibits and Reports on Form 8-K...............................  10

Signatures................................................................  10

                         PART I. FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                                NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              DECEMBER 31,     MARCH 31,
                                                                                 1997            1998
                                                                              ------------    ----------
                                                                                              (UNAUDITED)
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................     $    739         $  1,141
  Trade receivables, less allowance for doubtful accounts
     of $2,822 and $2,840 at December 31, 1997 and March 31, 1998,
     respectively.........................................................       35,377           37,640
  Inventory...............................................................        1,156            2,560
  Deferred tax asset and other current assets.............................        5,373            5,927
                                                                               --------         --------
     Total current assets.................................................       42,645           47,268
  Merchant and customer contracts.........................................       92,197          142,455
  Property and equipment, net.............................................       21,017           31,740
  Excess cost of businesses acquired......................................       12,805           12,683
  Deferred tax asset and other non-current assets.........................        1,864            2,451
                                                                               --------         --------
     Total assets.........................................................     $170,528         $236,597
                                                                               ========         ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................................     $  8,015         $ 11,624
  Accounts payable to affiliate...........................................        3,410            2,478
  Accrued compensation and related costs..................................          726              948
  Settlement obligations..................................................       10,896            9,053
  Other accrued liabilities...............................................        7,010           10,500
  Long-term debt obligations due within one year..........................          350           17,944
                                                                               --------         --------
     Total current liabilities............................................       30,407           52,547
  Deferred tax liability..................................................        3,112            4,385
  Long-term debt obligations..............................................       33,296           70,031
  Minority interest in subsidiary.........................................          776            3,508

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000 shares authorized, 29,031,000 and 29,130,000 shares issued at December 31, 1997 and March 31,
     1998, respectively...................................................          290              291
  Additional paid in capital..............................................       99,967          100,264
  Retained earnings.......................................................        2,680            5,571
                                                                               --------         --------
  Total stockholders' equity..............................................      102,937          106,126
                                                                               --------         --------
     Total liabilities and stockholders' equity...........................     $170,528         $236,597
                                                                               ========         ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                                1997     1998
                                              -------  --------
REVENUE...................................... $66,525  $133,318
OPERATING COST
  Cost of service............................  52,071   105,330
  Conversion cost............................     491     4,587
  Selling, general and administrative........   7,358    11,176
  Depreciation and amortization..............   1,876     5,534
                                              -------  --------
TOTAL OPERATING COST.........................  61,796   126,627
                                              -------  --------
OPERATING INCOME.............................   4,729     6,691
  Interest (income) expense, net.............    (342)    1,165
  Minority interest in income of subsidiary..       -       937
                                              -------  --------

INCOME BEFORE PROVISION FOR INCOME TAXES.....   5,071     4,589
  Provision for income taxes.................   1,926     1,698
                                              -------  --------
NET INCOME................................... $ 3,145  $  2,891
                                              =======  ========

Net income per share.........................   $0.11     $0.10
                                                =====     =====
Net income per share  assuming dilution......   $0.11     $0.10
                                                =====     =====

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                               1997       1998
                                                                             -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................    $ 3,145     $ 2,891
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.......................................      1,876       5,534
     Deferred income tax.................................................          -         545
     Minority interest...................................................          -         937
     Changes in assets and liabilities, net of the effects of business acquisitions:
       Trade receivables.................................................       (103)     (2,263)
       Inventory.........................................................         39      (1,067)
       Other assets......................................................       (172)       (511)
       Accounts payable..................................................       (940)      1,978
       Accrued liabilities...............................................      1,676       2,569
                                                                              ------     -------
     Net cash provided by operating activities...........................      5,521      10,613

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of merchant contracts........................................       (142)    (22,043)
  Additions to property and equipment....................................     (2,047)     (9,009)
                                                                              ------     -------
     Net cash used in investing activities...............................     (2,189)    (31,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and notes payable, net....................          -      20,577
  Payment of long-term debt and capital leases...........................       (112)        (34)
  Proceeds from stock options exercised..................................        126         298
                                                                             -------     -------
     Net cash provided by financing activities...........................         14      20,841
                                                                             -------     -------
INCREASE IN CASH AND CASH EQUIVALENTS....................................      3,346         402

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................     40,326         739
                                                                             -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................    $43,672     $ 1,141
                                                                             =======     =======
Supplemental Cash Flow Information

Supplemental cash flow disclosures, including non-cash investing and financing activities, are:
                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                                1997       1998
                                                                               -----       -----
Interest paid............................................................      $  65       $ 675
Income taxes paid........................................................          -          39

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission (Commission File No. 1-14342). The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2 - NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and, where appropriate, restated to conform to the SFAS 128 requirements.

The following table sets forth the computation of basic and diluted net income per share in accordance with SFAS 128 (In thousands, except per share data):

                                                                     FOR THE THREE MONTHS
                                                                             ENDED
                                                                           MARCH 31,
                                                                         1997     1998
                                                                         ----     ----
Numerator:
  Numerator for basic and diluted net income per share-income available
     To common shareholders...........................................  $ 3,145  $ 2,891
Denominator:
  Denominator for basic net income per share-weighted-average shares..   28,748   29,056
  Effect of diluted securities:
     Employee stock options...........................................    1,125    1,234
                                                                        -------  -------
  Dilutive potential common shares
     Denominator for diluted net income per share-adjusted
      weighted-average shares and assumed conversions.................   29,873   30,290
                                                                        =======  =======
Basic net income per share............................................  $  0.11  $  0.10
                                                                        =======  =======
Diluted net income per share..........................................  $  0.11  $  0.10
                                                                        =======  =======

NOTE 3 - CONTINGENCIES

The Company is from time to time subject to claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such currently pending matters will not have a material adverse affect on the Company's financial position and results of operations.


NOTE 4 - MERCHANT PORTFOLIO PURCHASES AND BUSINESS ACQUISITIONS

On January 21, 1998, the Company consummated a transaction with KeyBank National Association ("KeyBank") pursuant to which the Company provides transaction processing services to, and jointly owns and operates with KeyBank, a newly created limited liability company called Key Merchant Services, LLC ("KMS"). The purchase price of the Company's membership interest is payable over a three year period and is contingent upon achieving certain levels of credit and debit card transaction processing volume. The maximum consideration payable is $74 million. The Company owns a 51% interest in KMS.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of income:

                                                  Three Month Period
                                                    Ended March 31,      % Increase/
                                                   1997        1998       (Decrease)
                                                  ------      ------     -----------
Revenue.......................................    100.0%      100.0%        100.4%
Cost of service...............................     78.3        79.0         102.3
Conversion cost...............................      0.7         3.4         834.2
Selling, general and administrative expenses..     11.1         8.4          51.9
Depreciation and amortization.................      2.8         4.2         195.0
                                                  -----       -----        ------
Operating cost................................     92.9        95.0         104.9

Operating income..............................      7.1         5.0          41.5
Interest expense (income), net................     (0.5)        0.9        (440.6)
Minority interest in income of subsidiary.....      0.0         0.7             -
                                                  -----       -----        ------
Income before provision for income taxes......      7.6         3.4          (9.5)
Provision for income taxes....................      2.9         1.3         (11.8)
                                                  -----       -----        ------
Net Income....................................      4.7%        2.1%         (8.1)%
                                                  =====       =====        ======


This Form 10-Q, or documents incorporated by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this Form 10-Q, the words "may," "could," "should," "believe," "anticipate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Prospective investors are cautioned that any forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. External influences known by management which could cause actual performance to differ materially from forward-looking statements include, but are not limited to, changes in general economic condition and industry trends, interest rates, the legal and regulatory environment, and competition in the Company's industry and markets. Additional risks and uncertainties which could affect future performance include, but are not limited to, those found in the Company's Form 10-K, Item 1, Part 1, for the year ended December 31, 1997. The Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


GENERAL

NOVA Corporation (the "Company" or "NOVA") is an integrated provider of transaction processing services, related software application products and value-added services primarily to small- to medium-sized merchants. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

REVENUES

The Company's revenues increased 100.4% to 133.3 million for the quarter ended March 31, 1998, compared to $66.5 million for the quarter ended March 31, 1997. The increase resulted primarily from a 96.7% increase in merchant sales volume processed to $5.9 billion during the quarter, compared to $3.0 billion for the quarter ended March 31, 1997. Of these increases, $50.1 million in revenues and $2.2 billion in sales volume processed are attributable to the portfolios purchased from Crestar Bank in May 1997 and from MBNA America Bank, N.A. in December 1997 and to the Company's joint ventures with Firstar Bank U.S.A., N.A. and KeyBank.


COST OF SERVICE

Cost of service increased 102.3% to $105.3 million for the quarter ended March 31, 1998, compared to $52.1 million for the quarter ended March 31, 1997. The increase in cost of service is due to the increase in merchant sales volume processed. The percentage increase is higher than the percentage increase in merchant sales volume processed primarily because a substantial portion of the volume from recent portfolio purchases and joint venture transactions has not been converted to the Company's operating platform and is therefore being processed by third party vendors.


CONVERSION COSTS

Conversion costs increased 834.2% to $4.6 million for the quarter ended March 31, 1998, compared to $491,000 for the quarter ended March 31, 1997. Of this increase, $2.0 million ($1.3 million, net of tax) relates to a non-recurring charge for early termination of a merchant processing contract with a third-party processor. The remaining increase relates to the significance of conversion efforts currently underway as compared to 1997.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 51.9% to $11.2 million for the quarter ended March 31, 1998, compared to $7.4 million for the quarter ended March 31, 1997. This increase is attributable to the costs paid to sellers for operating and managing merchant portfolios during transition and an expanded sales force associated with marketing arrangements entered into in conjunction with recent portfolio purchases and joint venture transactions.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 195.0% to $5.5 million for the quarter ended March 31, 1998, compared to $1.9 million for the quarter ended March 31, 1997 due to amortization expense associated with the recent portfolio purchases and joint ventures.


OPERATING INCOME

For the foregoing reasons, operating income increased 41.5% to $6.7 million for the quarter ended March 31, 1998, compared to $4.7 million for the quarter ended March 31, 1997.


INTEREST EXPENSE (INCOME) - NET

Net interest expense increased $1.5 million for the quarter ended March 31, 1998, resulting in net interest expense of $1.2 million compared to net interest income of $342,000 for the same period in 1997. The increase in interest expense resulted from bank borrowings used primarily to purchase merchant portfolios and joint venture transactions.


INCOME TAXES

Income tax expense was recorded at an effective tax rate of 37.0% for the quarter ended March 31, 1998. Income tax expense decreased to $1.7 million for the quarter ended March 31, 1998, compared to $1.9 million for the quarter ended March 31, 1997. This decrease resulted primarily from decreased pre-tax income.


NET INCOME

Net income decreased 8.1% to $2.9 million for the quarter ended March 31, 1998, compared to $3.1 million for the quarter ended March 31, 1997. The decrease in net income resulted from the $2.0 million ($1.3 million, net of tax) non-recurring charge for early termination of a merchant processing contract with a third-party processor. Prior to this charge, net income increased 32.0% to $4.2 million, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of its capital resources include purchases of merchant portfolios, investments in joint ventures, capital expenditures and working capital.

Net cash provided by operating activities was $10.6 million for the three months ended March 31, 1998, as compared to $5.5 million for the three months ended March 31, 1997.

Net cash used in investing activities was $31.1 million for the three months ended March 31, 1998, as compared to $2.2 million for the three months ended March 31, 1997. Cash used in purchases of merchant portfolios and investments in joint ventures totaled $22.0 million for the three month period, as compared to $142,000 in the comparable period in 1997. Capital equipment purchases increased more than $7.0 million over 1997 levels and primarily consisted of computer and software investments to expand capacity and enhance services provided by the NOVA network and to increase internal operational efficiency.

During the quarter ended March 31, 1998, capital expenditures totaled $9.0 million. The Company anticipates that it will incur approximately $11.0 million in additional capital expenditures during the remainder of fiscal 1998 for additional operations facilities and for the expansion of the Company's information systems.

The above investments were funded primarily from the net cash flow from financing activities. Net cash flow from financing activities for the three months ended March 31, 1998 was $20.8 million. Expenditures in 1998 were funded by proceeds from the Company's line of credit and notes payable.

The Company typically has relatively low working capital requirements because discount fees charged to merchants are collected in an average of 15 days, while normal payables are paid in 30 days. In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor to the Company. Because of the seasonality of the Company's business, capital requirements may be greater in certain months.

Subsequent to March 31, 1998, the Company completed a public offering of 5 million shares of its Common Stock (exclusive of an aggregate of 4.7 million shares sold by certain selling shareholders). The net proceeds to the Company from the sale of the Common Stock after deducting underwriting discount and commissions and expense payable by the Company were approximately $142.7 million. On April 27 and May 11, 1998, the Company used $48.5 million of the net proceeds for the repayment of indebtedness under the Company's bank credit facility. The Company expects to use the balance of the net proceeds to satisfy existing purchase obligations relating to completed acquisitions, to purchase merchant portfolios and to enter joint ventures and alliances in the ordinary course of business, to fund capital expenditures and for general corporate purposes.


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5 - OTHER INFORMATION

  None

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K

  (a)    Exhibits

         27. Financial Data Schedule

  (b)    Reports on Form 8-K

The Company did not file any Current Report(s) on Form 8-K during the quarter ended March 31, 1998.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOVA Corporation
                                       (Registrant)



                                       By:  /s/ Edward Grzedzinski
                                           -----------------------
                                           Edward Grzedzinski
Date: May 12, 1998                         Chairman, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ James M. Bahin
                                           ------------------
Date: May 12, 1998                         James M. Bahin
                                           Vice Chairman, Chief Financial
                                           Officer and Secretary
                                           (Principal Accounting Officer)

EXHIBIT
NUMBER      DESCRIPTION                                  PAGE
------      -----------                                  ----

  27.       Financial Data Schedule                       12