Form 10-Q
period 1998-06-30
NOVA CORP \GA\
filed 1998-08-14
CIK 1009918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, OR


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


                  ___________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----    ---


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes ____  No ____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,287,175 shares of common stock outstanding as of August 14, 1998.

                                NOVA CORPORATION
                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998


                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   Financial Statements
           Condensed Consolidated Balance Sheets-
           June 30, 1998 (unaudited) and December 31, 1997......................................  3
           Condensed Consolidated Statements of Income (unaudited)
           Three and six months ended June 30, 1998 and 1997....................................  4
           Condensed Consolidated Statements of Cash Flows (unaudited)-
             Six months ended June 30, 1998 and 1997............................................  5
             Notes to Condensed Consolidated Financial Statements...............................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  7

                          PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings...................................................................... 11

ITEM 4.  Submission of Matters to a Vote of Security Holders.................................... 11

ITEM 5.  Other Information...................................................................... 11

ITEM 6.  Exhibits and Reports on Form 8-K....................................................... 12

Signatures...................................................................................... 13

                         PART I. FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                                NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1997 AND JUNE 30, 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      DECEMBER 31,   JUNE 30,
                                                                          1997         1998
                                                                      ------------  -----------

                         ASSETS                                                     (UNAUDITED)

CURRENT ASSETS:

  Cash and cash equivalents.........................................      $    739    $ 91,985
  Trade receivables, less allowance for doubtful accounts
     of $2,822 and $4,048 at December 31, 1997 and March 31, 1998,
     respectively...................................................        35,377      39,337
  Inventory.........................................................         1,156       3,187
  Deferred tax asset and other current assets.......................         5,373       5,836
                                                                          --------    --------

     Total current assets...........................................        42,645     140,345
  Merchant and customer contracts...................................        92,197     142,807
  Property and equipment, net.......................................        21,017      41,181
  Excess cost of businesses acquired................................        12,805      12,560
  Deferred tax asset and other non-current assets...................         1,864       2,980
                                                                          --------    --------
     Total assets...................................................      $170,528    $339,873
                                                                          ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable........................................................  $  8,015  $ 13,973
  Accounts payable to affiliate...........................................     3,410     1,768
  Accrued compensation and related costs..................................       726       691
  Settlement obligations..................................................    10,896     9,585
  Other accrued liabilities...............................................     7,010    12,823
  Long-term debt obligations due within one year..........................       350    18,239
                                                                            --------  --------
     Total current liabilities............................................    30,407    57,079
  Deferred tax liability..................................................     3,112     5,085
  Long-term debt obligations..............................................    33,296    17,266
  Minority interest in subsidiary.........................................       776     4,255

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000 shares authorized, 29,031,000 and 34,261,000 shares issued at December 31, 1997 and June 30,
     1998, respectively...................................................       290       343
  Additional paid in capital..............................................    99,967   244,198
  Retained earnings.......................................................     2,680    11,647
  Total stockholders' equity..............................................   102,937   256,188
                                                                            --------  --------
          Total liabilities and stockholders' equity......................  $170,528  $339,873
                                                                            ========  ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,

                                                    1997          1998          1997         1998
                                                  -------       --------      --------     ---------
REVENUE....................................       $78,044       $165,555      $144,569      $298,873
OPERATING COST
  Cost of service..........................        59,595        130,594       111,666       235,924
  Conversion cost..........................           499          2,025           990         6,612
  Selling, general and administrative......         8,590         13,686        15,948        24,862
  Depreciation and amortization............         2,375          6,103         4,251        11,637
                                                  -------       --------      --------      --------

TOTAL OPERATING COST.......................        71,059        152,408       132,855       279,035
OPERATING INCOME...........................         6,985         13,147        11,714        19,838
  Interest expense (income), net...........          (299)           (27)         (641)        1,138
  Minority interest in income of subsidiary             -          3,529             -         4,466
                                                  -------       --------      --------      --------

INCOME BEFORE PROVISION FOR
  INCOME TAXES.............................         7,284          9,645        12,355        14,234
  Provision for income taxes...............         2,868          3,569         4,794         5,267
                                                  -------       --------      --------      --------
NET INCOME.................................       $ 4,416       $  6,076      $  7,561      $  8,967
                                                  =======       ========      ========      ========

Net income per share                              $  0.15       $   0.18      $   0.26      $   0.29
                                                  =======       ========      ========      ========

Net income per share assuming dilution            $  0.15       $   0.18      $   0.25      $   0.28
                                                  =======       ========      ========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                    1997         1998
                                                                  -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................   $ 7,561       $ 8,967
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.............................     4,251        11,637
     Deferred income tax.......................................         -         1,245
     Minority interest.........................................         -         1,685
     Changes in assets and liabilities, net of the effects of
       business acquisitions:
       Trade receivables.......................................    (9,131)       (3,960)
       Inventory...............................................       (40)       (1,694)
       Other assets............................................    (1,176)       (1,046)
       Accounts payable........................................     2,274         4,317
       Accrued liabilities.....................................     4,088         4,466
                                                                  -------       -------
     Net cash provided by operating activities.................     7,827        25,617

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of merchant and customer contracts..................  (22,288)      (26,415)
  Additions to property and equipment...........................   (5,807)      (20,313)
                                                                  -------       -------
     Net cash used in investing activities......................  (28,095)      (46,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and notes payable................        -        21,146
  Payment of long-term debt and capital leases..................      (27)      (53,073)
  Proceeds from stock issued and stock options exercised........      257       144,284
                                                                 --------      --------
     Net cash provided by financing activities..................      230       112,357

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................................  (20,038)       91,246

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................   40,326           739
                                                                 --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................ $ 20,288      $ 91,985
                                                                 ========      ========

Supplemental Cash Flow Information

Supplemental cash flow disclosures, including non-cash investing and financing activities, are:

                                                                    FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                    1997         1998
                                                                  -------       -------
Interest paid..................................................    $  115       $1,087
Income taxes paid..............................................    $1,924       $3,356


See Accompanying Notes to Condensed Consolidated Financial Statements.

                                NOVA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission (Commission File No. 1-14342). The results for the six months ended or the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2  NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements


The following table sets forth the computation of basic and diluted net income per share in accordance with SFAS 128 (In thousands, except per share data):


                                              For the three months               For the six months
                                                 Ended June 30,                    Ended June 30,
                                        ------------------------------      ----------------------------
                                               1997          1998                1997           1998
                                        ------------------------------      ----------------------------
Numerator:
  Numerator for basic and diluted net
   income per share-income available to
   common shareholders...................     4,416         6,076               7,561          8,967
Denominator:
  Denominator for basic net income per
   share-weighted-average shares.........    28,845        33,063              28,798         31,060
 Effect of diluted securities:
   Employee stock  options................    1,176         1,227               1,143          1,209
 Dilutive potential common shares:
   Denominator for diluted net
   income per share-adjusted
   weighted-average shares
   and assumed conversions................   30,021        34,290              29,941         32,269
Basic net income per share................    $0.15         $0.18               $0.26          $0.29
                                           ===========================      ============================
Diluted net income per share.............     $0.15         $0.18               $0.25          $0.28
                                           ===========================      ============================

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of income:



                                   Three Month Period                      Six Month Period
                                     Ended June 30,                           Ended June 30,
                                ----------------------     Increase/     ---------------------     Increase/
                                     1997       1998      (Decrease)         1997       1998      (Decrease)
                                ------------------------------------     -----------------------------------
Revenue......................       100.0%     100.0%       112.1%          100.0%     100.0%       106.7%
Cost of service..............        76.4       78.9        119.1            77.2       78.9        111.3
Conversion cost..............         0.6        1.2        305.8             0.7        2.2        567.9
Selling, general and
  administrative expenses....        11.0        8.3         59.3            11.0        8.3         55.9
Depreciation and
 amortization................         3.0        3.7        157.0             2.9        3.9        173.7
                                ------------------------------------     -----------------------------------
Operating cost...............        91.0       92.1        114.5            91.9       93.4        110.0
Operating income.............         9.0        7.9         88.2             8.1        6.6         69.3
Interest expense (income),
 net.........................        (0.4)       0.0        (91.0)           (0.4)       0.4       (277.5)
Minority interest............         0.0        2.1        100.0             0.0        1.5        100.0
                                ------------------------------------     -----------------------------------
Income before provision for
 income taxes...............          9.3        5.8         32.4             8.5        4.8         15.2
Provision for income
 taxes......................          3.7        2.2         24.4             3.3        1.8          9.9
Net Income..................          5.7%       3.7%        37.6%            5.2%       3.0%        18.6%
                                ====================================     ===================================

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

REVENUES

The Company's revenues increased 112.1% to $165.6 million for the quarter ended June 30, 1998, compared to $78.0 million for the quarter ended June 30, 1997. For the first six months of 1998, the Company reported revenues of $298.9 million, 106.7% higher than revenues of $144.6 million for the same period in 1997. For the three month period and the six month period ended June 30, 1998, respectively, the increases resulted primarily from 102.2% and 99.6% increases in merchant sales volume processed to $6.9 billion and $12.9 billion, respectively, compared to $3.4 billion and $6.4 billion, respectively, in the same periods of 1997. During the quarter ended June 30, 1998, increased revenues of $64.2 million and increased merchant sales volume processed of $2.7 billion are attributable to the portfolios purchased from Crestar Bank in May 1997 and from MBNA America Bank, N.A. in December 1997 and to the Company's joint ventures with Firstar Bank U.S.A., N.A. and KeyBank. For the six months ended June 30, 1998, increased revenues of $115.1 million and increased merchant sales volume processed of $4.9 billion are attributable to these same transactions.


COST OF SERVICE

Cost of service increased 119.1% to $130.6 million for the quarter ended June 30, 1998, compared to $59.6 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, cost of service increased 111.3% to $235.9 million from $111.7 million during the same period in 1997. The increase in cost of service is due primarily to the increase in merchant sales volume processed. The percentage increase is higher than the percentage increase in merchant sales volume processed primarily because a substantial portion of the volume from recent portfolio purchases and joint venture transactions has not been converted to the Company's operating platform and is therefore being processed by higher cost third party vendors. An additional significant factor is an increase in the VISA and MasterCard interchange rate that went into effect on March 27, 1998. Since this rate increase was in effect during the entire second quarter, as compared to only four days in the first quarter, the effect on the comparison to the prior year is more pronounced for the three month period than the six month period.


CONVERSION COSTS

Conversion costs increased 305.8% to $2.0 million for the quarter ended June 30, 1998, compared to $499,000 for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, conversion costs increased 567.9% to $6.6 million from $990,000 during the same period in 1997. Of these increases, $2.0 million ($1.3 million, net of tax) relates to a non-recurring charge for early termination of a merchant processing contract with a third-party processor.
This charge was incurred during the first quarter of 1998. The remaining increases relate to the significance of conversion efforts currently underway as compared to 1997.



SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 59.3% to $13.7 million for the quarter ended June 30, 1998, compared to $8.6 million for the quarter ended June 30, 1997. During the six months ended June 30, 1998, such costs increased 55.9% to $24.9 million, compared to $15.9 million in the same period of 1997. These increases are attributable to the costs paid to sellers for operating and managing merchant portfolios during transition and an expanded sales force associated with marketing arrangements entered into in conjunction with recent portfolio purchases and joint venture transactions. In addition, during the three months ended June 30, 1998, the Company experienced additional personnel and facilities costs in anticipation of assuming all operational and managerial functions for the KeyBank and MBNA portfolios effective July 1, 1998.



DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 157.0% to $6.1 million for the quarter ended June 30, 1998, compared to $2.4 million for the quarter ended June 30, 1997 due to amortization expense associated with the recent portfolio purchases and joint ventures. These same factors account for the 173.7% increase, from $4.3 million to $11.6 million, for the six month period ended June 30, 1998 compared to the same period in 1997.


OPERATING INCOME

For the foregoing reasons, operating income for the quarter and six months ended June 30, 1998 increased 88.2% and 69.4%, respectively, to $13.1 million and $19.8 million, respectively, compared to $7.0 million and $11.7 million in the same periods of 1997.

INTEREST EXPENSE (INCOME) - NET

Net interest income decreased 91.0% to $27,000 for the quarter ended June 30, 1998 compared to net interest income of $299,000 for the same period in 1997. While the Company had higher average cash and investments during the second quarter of 1998, outstanding debt balances were also higher, offsetting higher interest earnings. Although the Company repaid outstanding borrowings under its credit facility using proceeds from the public offering in April 1998, interest charges continue to accrue on deferred portions of purchase obligations outstanding.

Net interest income decreased $1.8 million for the six months ended June 30, 1998, resulting in net interest expense of $1.1 million compared to net interest income of $641,000 for the same period in 1997. The increase in interest expense resulted from bank borrowings outstanding until the public offering in April 1998, as well as deferred purchase obligations. Bank borrowings were used primarily to purchase merchant portfolios and fund investments in joint venture transactions.


INCOME TAXES

Income tax expense was recorded at an effective tax rate of 37.0% for the quarter and six months ended June 30, 1998. Income tax expense increased to $3.6 million for the quarter ended June 30, 1998 and $5.3 million for the six months ended June 30, 1998, compared to $2.9 million and $4.8 million, respectively, for the same periods in 1997. This increase resulted primarily from increased pre-tax income.


NET INCOME

Due to the factors discussed above, net income increased 37.6% to $6.1 million for the quarter ended June 30, 1998, compared to $4.4 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, net income increased 18.6% to $9.0 million, from $7.6 million in the same period in 1997. Net income for the six month period ended June 30, 1998 reflected a $2.0 million ($1.3 million, net of tax) non-recurring charge for early termination of a merchant processing contract with a third-party processor. Prior to this charge, net income increased 35.2% to $10.2 million, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary uses of its capital resources include purchases of merchant portfolios, investments in joint ventures, capital expenditures and working capital.

Net cash provided by operating activities was $25.6 million for the six months ended June 30, 1998, as compared to $7.8 million for the six months ended June 30, 1997.

Net cash used in investing activities was $46.7 million for the six months ended June 30, 1998, as compared to $28.1 million for the six months ended June 30, 1997. Cash used in purchases of merchant portfolios and investments in joint ventures totaled $26.4 million for the six month period in 1998, as compared to $22.3 million during the same period in 1997. Capital equipment purchases increased approximately $14.5 million to $20.3 million during the six months ended June 30, 1998 as compared to 1997 levels. Major expenditures during the first six months of 1998 include computer and software investments to increase capacity and enhance services, including the development of internal merchant processing systems provided by the NOVA Network and the purchase, remodeling and equipping of approximately 80,000 square feet for expanded operating facilities necessary to accommodate the Company's growth. The Company anticipates that it will incur approximately $13.0 million in additional capital expenditures during the remainder of fiscal 1998 for additional operations facilities and for the expansion of the Company's information systems.

The above investments were funded primarily from the net cash flow from financing activities, which totaled $112.4 million during the six months ended June 30, 1998, as compared to $230,000 for the same period in 1997. Cash flows from financing activities included $144.3 million in net proceeds received from the Company's public offering in April 1998 and, prior to the offering, $21.1 million in borrowings under credit facilities with banks. Subsequent to the public offering, the Company used $53.1 million to repay all amounts outstanding under its bank credit facilities.

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

At June 30, 1998, the Company had cash and cash equivalents of $92.0 million. The Company expects that existing cash and cash equivalents, as well as cash generated from operations, are sufficient to satisfy existing purchase obligations relating to completed acquisitions, to purchase merchant portfolios and to enter joint ventures and alliances in the ordinary course of business, to fund capital expenditures and to meet working capital requirements.

The Company must address Year 2000 compliance for POS merchant activity, internal operating systems and suppliers and vendors. In June 1997, the Company was certified by VISA U.S.A. and MasterCard International as capable of processing transactions for cards issued with expiration dates of 2000 and beyond. Management believes that all of the Company's customers have been upgraded with compliant transaction processing software and that the NOVA Network and switch can accommodate the Year 2000.

The Company has developed a plan in an effort to ensure all internal systems are compliant with the Year 2000. These efforts are underway and are scheduled to be completed by year end 1998. The Company's significant outside vendors and suppliers also are scheduled to be Year 2000 compliant by year end 1998. However, while management believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be properly converted on a timely basis and will not have a material effect on the Company. It is assumed that should any vendor not be compliant by January 1, 1999, the Company will have sufficient time to engage an alternate vendor which is compliant. The cost of Year 2000 initiatives has not been and is not expected to be material to the Company's results of operations or financial position.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Shareholders on May 20, 1998 for the purpose of (i) electing directors of the Company (Proposal 1), (ii) considering and voting upon a proposal to authorize and approve an amendment to the NOVA Corporation 1996 Employees Stock Incentive Plan, as amended (Proposal 2), and
(iii) ratifying the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 1998 (Proposal 3). At the meeting, the following persons were elected directors based upon the voting results set forth opposite their respective names:

                               Votes For   Votes Withheld
                               ----------  --------------
James M. Bahin                 24,354,781           9,181
Charles T. Cannada             24,354,781           9,181
Dr. James E. Carnes            24,358,181           5,781
U. Bertram Ellis               24,358,181           5,781
Edward Grzedzinski             24,354,781           9,181
Dr. Henry Kressel              24,354,781           9,181
Joseph P. Landy                24,354,781           9,181
Maurice F. Terbrueggen, Jr.    24,354,781           9,181
Stephen E. Wall                24,358,181           5,781

  The shareholders of the Company authorized and approved the amendment to the NOVA Corporation 1996 Employees Stock Incentive Plan, as amended (Proposal 2), with 24,042,257 votes FOR Proposal 2, 320,180 votes AGAINST Proposal 2, and 1,525 shares ABSTAINING.

  The shareholders of the Company ratified the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 1998 (Proposal 3) with 24,356,426 shares voted FOR Proposal 3, 6,386 shares voted AGAINST Proposal 3 and 1,150 shares ABSTAINING.


ITEM 5 - OTHER INFORMATION

SHAREHOLDER PROPOSALS
---------------------


  The Securities and Exchange Commission has made recent changes to the proxy rules in Regulation 14A under the Securities Exchange Act of 1934, as amended, including Rule 14a-4 and Rule 14a-5. Shareholders are entitled to submit proposals on matters appropriate for shareholder action consistent with the rules and regulations of the Securities and Exchange Commission and with the Company's Bylaws.

  In connection with a shareholder's proposal to be presented at the 1999 Annual Meeting of Shareholders where such shareholder has not sought inclusion of the proposal in the Company's proxy statement and form of proxy, a proxy granted to the Company's management will give management discretionary authority to vote on any such shareholder proposal at the 1999 Annual Meeting of Shareholders if:


         (i) the Company's Corporate Secretary, One Concourse Parkway, Suite 300, Atlanta, Georgia 30318, receives such proposal after March 5, 1999; or


         (ii) if the Company's Corporate Secretary receives such proposal on or before March 5, 1999 and management describes the proposal and how it intends to exercise its discretionary voting authority with respect to such proposal in its proxy statement relating to the 1999 Annual Meeting of Shareholders; provided that, even if the Company includes such information in its proxy statement, the Company's management may not exercise its discretionary voting authority if, among other things, the shareholder submitting the proposal provides the Company's Corporate Secretary with a written statement on or before March 5, 1999 that such shareholder intends to deliver a proxy statement and form of proxy to the number of shareholders required to carry the proposal.


MERGER AGREEMENT
----------------

  On June 17, 1998, the Company entered into an Agreement and Plan of Merger with PMT Services, Inc. ("PMT") for a tax-free pooling of interests transaction. Under the terms of the agreement, PMT will become a wholly owned subsidiary of the Company, and each issued and outstanding share of common stock of PMT will be converted into and exchanged for 0.715 shares of common stock of the Company.


ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
(a)  Exhibits

       2.1    Agreement and Plan of Merger dated as of June 17, 1998, among the
              Registrant, Church Merger Corp. and PMT Services, Inc.
       4.1    Shareholder Agreement, dated June 17, 1998, between the Registrant and Richardson M. Roberts
       4.2    Shareholder Agreement, dated June 17, 1998, between the Registrant and Gregory S. Daily
       4.3    Registration Rights Agreement, dated as of June 17, 1998, by and among the Registrant, Richardson M. Roberts and Gregory S. Daily
       9.1    Shareholder Agreement, incorporated by reference to Exhibit 4.1
       9.2    Shareholder Agreement, incorporated by reference to Exhibit 4.2
      10.1    Second Amendment to 1996 Employees Stock Incentive Plan (filed as
              Exhibit 10.6 to the Company's Registration Statement on Form S-1,
              Registration No. 333-3287)
      10.2    Shareholder Agreement, incorporated by reference to Exhibit 4.1
      10.3    Shareholder Agreement, incorporated by reference to Exhibit 4.2
      10.4    Registration Rights Agreement, incorporated by reference to
              Exhibit 4.3
      10.5    Stock Option Agreement dated as of June 17, 1998, between the
              Registrant (as issuer) and PMT Services, Inc.
      10.6    Stock Option Agreement dated as of June 17, 1998, between PMT
              Services, Inc. (as issuer) and the Registrant
      10.7    Employment Agreement, dated as of June 17, 1998, by and between
              Richardson M. Roberts and the Registrant
      10.8    Employment Agreement, dated as of June 17, 1998, by and between
              Gregory S. Daily and the Registrant
      27      Financial Data Schedule



  (b)    Reports on Form 8-K

The Company did not file any Current Report(s) on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOVA Corporation
                              (Registrant)



                              By:   /s/ Edward Grzedzinski
                                   -----------------------
                                   Edward Grzedzinski
Date: August 14, 1998              Chairman, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ James M. Bahin
                                  ------------------
Date: August 14, 1998              James M. Bahin

                                   Vice Chairman, Chief Financial Officer
                                   and Secretary
                                   (Principal Accounting Officer)

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

  2.1    Agreement and Plan of Merger dated as of June 17, 1998, among the
         Registrant, Church Merger Corp. and PMT Services, Inc.............
  4.1    Shareholder Agreement, dated June 17, 1998, between the Registrant and Richardson M. Roberts.........................................
  4.2    Shareholder Agreement, dated June 17, 1998, between the Registrant and Gregory S. Daily..............................................
  4.3 Registration Rights Agreement, dated as of June 17, 1998, by and among the Registrant, Richardson M. Roberts and Gregory S. Daily..
  9.1    Shareholder Agreement, incorporated by reference to Exhibit 4.1...
  9.2    Shareholder Agreement, incorporated by reference to Exhibit 4.2...
 10.1    Second Amendment to 1996 Employees Stock Incentive Plan (filed as
         Exhibit 10.6 to the Company's Registration Statement on Form S-1,
         Registration No. 333-3287)........................................
 10.2    Shareholder Agreement, incorporated by reference to Exhibit 4.1...
 10.3    Shareholder Agreement, incorporated by reference to Exhibit 4.2...
 10.4    Registration Rights Agreement, incorporated by reference to
         Exhibit 4.3.......................................................
 10.5    Stock Option Agreement dated as of June 17, 1998, between the
         Registrant (as issuer) and PMT Services, Inc......................
 10.6    Stock Option Agreement dated as of June 17, 1998, between PMT
         Services, Inc. (as issuer) and the Registrant.....................
 10.7    Employment Agreement, dated as of June 17, 1998, by and between
         Richardson M. Roberts and the Registrant..........................
 10.8    Employment Agreement, dated as of June 17, 1998, by and between
         Gregory S. Daily and the Registrant...............................
 27      Financial Data Schedule...........................................