Form 10-Q
period 1998-09-30
NOVA CORP \GA\
filed 1998-11-18
CIK 1009918

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, OR


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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 72,040,063 shares of common stock outstanding as of November 13, 1998.

                               NOVA CORPORATION
                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION


ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheets-
           December 31, 1997 and September 30, 1998 (unaudited).................................  3
           Condensed Consolidated Statements of Income (unaudited)
           Three and nine months ended September 30, 1997 and 1998..............................  4
           Condensed Consolidated Statements of Cash Flows (unaudited)-
             Nine months ended September 30, 1997 and 1998......................................  5
             Notes to Condensed Consolidated Financial Statements...............................  7
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  9

                          PART II.  OTHER INFORMATION
ITEM 1.    Legal Proceedings.................................................................... 13
ITEM 4.    Submission of Matters to a Vote of Security Holders.................................. 13
ITEM 5.    Other Information.................................................................... 14
ITEM 6.    Exhibits and Reports on Form 8-K..................................................... 16
Signatures...................................................................................... 17
Index of Exhibits............................................................................... 18

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                               NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          DECEMBER 31,  SEPTEMBER 30,
                                                                              1997           1998
                                                                          ------------  -------------
                              ASSETS                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.............................................   $ 75,991       $124,386
  Trade receivables, less allowance for doubtful accounts
     of $2,822 and $3,958 at December 31, 1997 and September 30, 1998,
     respectively.......................................................     54,927         98,046
  Current portion of net investment in finance leases...................      9,250         10,945
  Inventory.............................................................      3,052          7,444
  Deferred tax asset and other current assets...........................      8,978         10,462
                                                                           --------       --------
     Total current assets...............................................    152,198        251,283
  Long-term portion of net investment in finance leases.................     24,637         31,386
  Long-term portion of notes receivable.................................      8,773         13,707
  Merchant and customer contracts.......................................    176,540        250,907
  Property and equipment, net...........................................     30,765         66,360
  Excess cost of businesses acquired....................................     12,805         12,438
  Deferred tax asset and other non-current assets.......................     20,716         24,240
                                                                           --------       --------
     Total assets.......................................................   $426,434       $650,321
                                                                           ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable........................................................ $ 17,830       $ 40,878
  Accounts payable to affiliate...........................................    3,410          1,275
  Accrued compensation and related costs..................................    2,896          4,254
  Settlement obligations..................................................   10,896          9,263
  Other accrued liabilities...............................................   15,341         32,328
  Long-term debt obligations due within one year..........................   14,962         33,604
                                                                            --------      --------
     Total current liabilities............................................   65,335        121,602
  Deferred tax liability..................................................    3,741          4,648
  Long-term debt obligations..............................................   52,001         38,330
  Minority interest in subsidiary.........................................      776          7,373

SHAREHOLDERS' EQUITY:

  Common Stock, $.01 par value, 200,000,000 shares authorized, 65,015,000 and 71,958,000 shares issued at December 31, 1997 and September 30,
     1998, respectively...................................................      650            720
  Additional paid in capital..............................................  271,311        417,563
  Retained earnings.......................................................   32,620         60,085
                                                                           --------       --------
  Total shareholders' equity..............................................  304,581        478,368
                                                                           --------       --------
          Total liabilities and shareholders' equity...................... $426,434       $650,321
                                                                           ========       ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                   1997           1998           1997          1998
                                                 --------       --------       --------      --------
REVENUE....................................      $168,692       $307,209       $476,314      $822,938
OPERATING COST
  Cost of service..........................       127,884        238,697        362,437       632,592
  Conversion costs.........................           813          2,553          1,803         7,165
  Selling, general and administrative......        18,786         26,811         55,425        78,272
  Depreciation and amortization............         6,043         11,912         16,319        32,167
  Merger and consolidation expenses........           275         11,198          1,689        15,246
                                                 --------       --------       --------      --------

TOTAL OPERATING COST.......................       153,801        291,171        437,673       765,442
                                                 --------       --------       --------      --------
OPERATING INCOME...........................        14,891         16,038         38,641        57,496
  Interest (income) expense, net...........          (498)          (576)        (1,554)         (441)
  Minority interest in income of
    subsidiaries...........................             -          3,118              -         7,584
                                                 --------       --------       --------      --------

INCOME BEFORE PROVISION FOR
  INCOME TAXES.............................        15,389         13,496         40,195        50,353
  Provision for income taxes...............         5,177          8,281         14,306        21,500
                                                 --------       --------       --------      --------
NET INCOME.................................      $ 10,212       $  5,215       $ 25,889      $ 28,853
                                                 ========       ========       ========      ========
Net income per share.......................      $   0.16       $   0.07       $   0.41      $   0.41
                                                 ========       ========       ========      ========
Net income per share assuming dilution.....      $   0.16       $   0.07       $   0.40      $   0.40
                                                 ========       ========       ========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)


                                                               FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                 1997       1998
                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................  $ 25,889   $ 28,853
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.............................    16,319     32,167
    Deferred income tax.......................................        56       (743)
    Minority interest.........................................         -      4,803
    Gain on sale of equipment.................................       (36)         -
    Changes in assets and liabilities, net of the effects of
      business acquisitions:
      Trade receivables.......................................   (14,768)   (36,345)
      Inventory...............................................      (176)    (3,650)
      Other assets............................................    (5,245)    (2,796)
      Accounts payable........................................     2,910     21,152
      Accrued liabilities.....................................     7,916     13,324
                                                               ---------   --------
        Net cash provided by operating activities.............    32,865     56,765

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of merchant and customer contracts................   (56,403)   (60,072)
  Additions to property and equipment.........................   (14,334)   (38,968)
  Purchases of leasing equipment..............................   (14,913)   (19,618)
  Collection of lease receivables, net of amortized
    unearned income...........................................    11,997     10,638
  Proceeds from (purchase of) investments.....................   (68,040)    39,123
  Proceeds from sale of equipment.............................       293          -
  PMT net cash used during the period from August 1, 1997
     through October 31, 1997.................................         -    (44,346)
                                                               ---------    -------
        Net cash used in investing activities.................  (141,400)  (113,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit and notes payable..............       947     38,404
  Payment of long-term debt and capital leases................    (1,278)   (71,890)
  Proceeds from the issuance of notes receivable..............    (8,025)    (1,710)
  Distributions of Subchapter S Corporation...................    (4,260)    (4,761)
  Proceeds from stock issued and stock options exercised......     1,062    144,830
                                                               ---------   --------
        Net cash (used in) provided by financing activities...   (11,554)   104,873

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.................................................  (120,089)    48,395
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................   150,763     75,991
                                                               ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................... $  30,674   $124,386
                                                               =========   ========

Supplemental Cash Flow Information

Supplemental cash flow disclosures, including non-cash investing and financing activities, are (in thousands):


                                                FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,
                                                   1997     1998
                                                 -------   -------
Interest paid...................................  $2,902   $ 2,944
Income taxes paid...............................  $7,099   $21,715

See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NOVA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of Nova Corporation ("NOVA" or the "Company") as of the end of and for the periods indicated.

On September 24, 1998, the Company consummated the merger transaction pursuant to which PMT Services, Inc. ("PMT") became a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements present, for all periods, the combined financial results of NOVA and PMT.

Comparative historical financial information presented represents the combination of the historical financial data from NOVA's fiscal year ended December 31, 1997 and PMT's fiscal year ended July 31, 1997. Thus the Company's consolidated balance sheet as of December 31, 1997, combines NOVA's consolidated balance sheet as of the end of its fiscal 1997, December 31, 1997, with PMT's balance sheet as of the end of its fiscal 1997, July 31, 1997. The Company's consolidated statements of income and cash flows for the three and nine months ended September 30, 1997, combine the financial results of NOVA for the periods ended September 30, 1997, with the financial results of PMT for the periods ended April 30, 1997.

Conforming PMT to a calendar year fiscal year is not practicable for fiscal year 1998 due to the timing and cost associated with establishing and auditing the beginning of year balances as of January 1, 1998. Accordingly, PMT's current fiscal year financial information is based on a fiscal year ending October 31, 1998, an historical cut-off date for PMT and a date which falls within 93 days of NOVA's fiscal year as required by Regulation S-X, Rule 3A-02(b). Thus the Company's consolidated balance sheet as of September 30, 1998, combines NOVA's balance sheet as of September 30, 1998, with PMT's balance sheet as of July 31, 1998. The Company's consolidated statements of income and cash flows for the three and nine months ended September 30, 1998, combine the financial results of NOVA for the period ended September 30, 1998, with the financial results of PMT for the period ended July 31, 1998. Beginning in 1999, PMT's fiscal year will be changed to a calendar year.

These financial statements should be read in conjunction with NOVA's and PMT's audited financial statements included in their respective Annual Reports on Form 10-K for the 1997 fiscal year filed with the Securities and Exchange Commission (NOVA Commission File No. 1-14342 and PMT Commission File No. 0-24420) and PMT's Form 8-K filing relating to the acquisition of Superior Bankcard Services. The results for the nine months ended or the quarter ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

The following table sets forth the computation of basic and diluted net income per share in accordance with SFAS 128 (in thousands, except per share data):

                                                               For the three months               For the nine months
                                                                ended September 30,                ended September 30,
                                                          ------------------------------     ------------------------------
                                                             1997                1998          1997               1998
                                                          ------------------------------     ------------------------------
Numerator:
  Numerator for basic and diluted net
   income per share-income available to
   common shareholders................................      $10,212             $ 5,215       $25,889            $28,853
Denominator:
  Denominator for basic net income per
   share-weighted-average shares......................       63,332              71,926        63,107             69,555
  Effect of diluted securities:
   Employee stock options.............................        2,098               2,245         2,088              2,102
Dilutive potential common shares:
   Denominator for diluted net
   income per share-adjusted
   weighted-average shares
   and assumed conversions............................       65,430              74,171        65,195             71,657
                                                          ------------------------------     ------------------------------
Basic net income per share............................        $0.16               $0.07         $0.41              $0.41
                                                          ==============================     ==============================
Diluted net income per share..........................        $0.16               $0.07         $0.40              $0.40
                                                          ==============================     ==============================


NOTE 3 - CONTINGENCIES

The Company is, from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of any such currently pending matters will not have a material adverse affect on the Company's financial position and results of operations.


NOTE 4 - SUBSEQUENT EVENTS

On November 4, 1998, the Company consummated a transaction with First Union Bank of Delaware, successor by merger to CoreStates Bank of Delaware, N.A., whereby the Company acquired all right, title and interest in and assumed certain liabilities of the merchant processing portfolio of CoreStates Bank of Delaware, N.A. The purchase price is contingent upon achieving certain minimum performance levels over a two year period, with the minimum payable of $25.0 million and a maximum payable of $71.0 million.


NOTE 5 - MERGER AND CONSOLIDATION EXPENSES

In connection with the merger transaction with PMT, management anticipates one-time merger and consolidation expenses estimated at $50.0 to $60.0 million. Approximately $10.1 million was accrued in the three months ended September 30, 1998, to record the direct costs of the transaction, including investment banker fees, legal and accounting expenses, and filing fees with regulatory agencies. The remaining costs will be recorded during the quarter ended December 31, 1998, as management finalizes the plan of consolidating operations and completes negotiations with third party service providers. The most significant of the remaining costs to combine and integrate operations is an estimated $25.0 to $30.0 million related to contract early termination fees. Costs associated primarily with integration of the operational and management information systems to a uniform system and severance payments to affected employees comprise the remaining charges.

In addition to the PMT transaction, the Company recorded merger and consolidation expenses for several other transactions during the quarter ended September 30, 1998, including transaction costs of approximately $1.6 million related to PMT's acquisitions of Superior Bankcard Services, Inc. and MBN National, Inc. During the first quarter of 1998, NOVA recorded $2.0 million for contract termination fees related to its acquisition of a 51% interest in the limited liability company Key Merchant Services, LLC ("KMS"). The expenses associated with consolidation of the KMS portfolio were previously reported as conversion costs, but have been reclassified to the merger and consolidation expense category to more appropriately reflect the nature of the charges.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT TRANSACTIONS DURING QUARTER

Effective September 24, 1998, NOVA Corporation (the "Company" or "NOVA") and PMT Services, Inc. ("PMT") completed the merger transactions contemplated by the Agreement and Plan of Merger dated June 17, 1998 (the "Merger Agreement"), between the Company, Church Merger Corp., a wholly-owned subsidiary of the Company ("Mergerco") and PMT. As a result of the transactions, PMT became a wholly-owned subsidiary of the Company. PMT is an independent service organization that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. PMT will continue to operate its business as a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, Mergerco merged (the "Merger") with and into PMT, with PMT surviving the Merger as a wholly-owned subsidiary of NOVA. Upon consummation of the Merger, each outstanding share of common stock of PMT ("PMT Stock") ceased to be outstanding and was converted into and exchanged for 0.715 shares of Company Common Stock. Additionally, each option or warrant to purchase PMT Stock outstanding at the effective time of the Merger, whether or not then exercisable, was converted automatically into an option or warrant to purchase shares of Company Common Stock based on the exchange ratio in the Merger. The Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements present, for all periods, the combined financial results of NOVA and PMT. The terms of the Merger Agreement, including the consideration payable by NOVA, was determined through arms-length negotiations between NOVA and PMT.

The terms and conditions of the Merger Agreement and the transactions contemplated thereby, including certain pro forma combined condensed financial data, are set forth in the Joint Proxy Statement/Prospectus dated August 20, 1998, included in NOVA's Registration Statement on Form S-4 (Registration No. 333-61867), which is incorporated herein by reference.

In connection with the Merger, NOVA amended its Articles of Incorporation to increase the number of authorized shares of NOVA Common Stock from 50,000,000 shares to 200,000,000 shares. The shareholders of NOVA approved the amendment to the Articles of Incorporation at the special meeting of NOVA's shareholders held on September 24, 1998. The shareholders also approved an amendment to the Stock Incentive Plan to increase the number of shares of NOVA Common Stock issuable pursuant to the Stock Incentive Plan from 2,000,000 shares to 6,000,000 shares.


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of income, as well as the percentage increase/(decrease) of such items from period to period:

                                          Three Month Period                            Nine Month Period
                                          Ended September 30,                          Ended September 30,
                                        -------------------------    Increase/      -----------------------  Increase/
                                           1997            1998      (Decrease)         1997       1998      (Decrease)
                                        ----------------------------------------    -----------------------------------
Revenue...............................   100.0%            100.0%        82.1%       100.0%         100.0%     72.8%

Cost of service.......................    75.8              77.7         86.7         76.1           76.9      74.5
Conversion costs......................     0.5               0.8        214.0          0.4            0.9     297.4
Selling, general and administrative...    11.1               8.7         42.7         11.6            9.5      41.2
Depreciation and amortization.........     3.6               3.9         97.1          3.4            3.9      97.1
Merger expenses.......................     0.2               3.6      3,972.0          0.4            1.9     802.7
                                        ---------------------------                 ------------------------
Operating cost........................    91.2              94.7         89.3         91.9           93.0      74.9
Operating income......................     8.8               5.2          7.7          8.1            7.0      48.8
Interest  (income) expense, net.......     0.3               0.2         15.7          0.3            0.1     (71.6)
Minority interest.....................     0.0               1.0        100.0          0.0            1.0     100.0
                                        ---------------------------                 ------------------------
Income before provision for income
  taxes...............................     9.1               4.4        (12.3)         8.4            6.1      25.3
Provision for income taxes............     3.1               2.7         60.0          3.0            2.6      50.3
                                        ---------------------------                 ------------------------
Net income............................     6.0%              1.7%       (48.9)%        5.4%           3.5%     11.4%
                                        ===========================                 ========================

This Form 10-Q, and the documents incorporated herein by reference, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs. When used in this Form 10-Q or the documents incorporated by reference, the words "may," "could," "should," "believe," "anticipate," "expect," "intend" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Prospective investors are cautioned that any forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. External influences known by management which could cause actual performance to differ materially from forward-looking statements include, but are not limited to, changes in general economic condition and industry trends, interest rates, the legal and regulatory environment, and competition in the Company's industry and markets. Additional risks and uncertainties which could affect future performance include, but are not limited to, those found in NOVA's and PMT's Forms 10-K for fiscal year 1997. The Company undertakes no obligation to revise or update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


GENERAL

The Company is an integrated provider of transaction processing services, related software application products and value-added services. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

REVENUES

The Company's revenue increased 82.1% to $307.2 million for the quarter ended September 30, 1998, compared to $168.7 million for the quarter ended September 30, 1997. For the first nine months of 1998, the Company reported revenue of $822.9 million, 72.8% higher than revenues of $476.3 million for the same period in 1997. For the three month period and the nine month period ended September 30, 1998, respectively, the increases resulted primarily from 79.7% and 71.4% increases in merchant sales volume processed to $13.0 billion and $35.3 billion, respectively, compared to $7.2 billion and $20.6 billion, respectively, in the same periods of 1997. During the quarter ended September 30, 1998, increased revenues of $66.4 million and increased merchant sales volume processed of $2.8 billion are attributable to the portfolios purchased from MBNA America Bank, N.A. and to the Company's joint ventures with Firstar Bank U.S.A., N.A. and KeyBank. For the nine months ended September 30, 1998, increased revenues of $171.3 million and increased merchant sales volume processed of $7.3 billion are attributable to these same transactions.


COST OF SERVICE

Cost of service increased 86.7% to $238.7 million for the quarter ended September 30, 1998, compared to $127.9 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, cost of service increased 74.5% to $632.6 million from $362.4 million during the same period in 1997. The increase in cost of service is due primarily to the increase in merchant sales volume processed. The percentage increase is higher than the percentage increase in merchant sales volume processed primarily because a substantial portion of the volume from recent portfolio purchases and joint venture transactions has not been converted to the Company's operating platform and therefore is being processed by third party vendors at a higher cost. An additional significant factor is an increase in the VISA and MasterCard interchange rate that went into effect on March 27, 1998. Since this rate increase was in effect during the entire third quarter, as compared to only six months in the nine month period, the effect on the comparison to the prior year is more pronounced for the three month period than the nine month period.


CONVERSION COSTS

Conversion costs increased 214.0% to $2.6 million for the quarter ended September 30, 1998, compared to $813,000 for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, conversion costs increased 297.4% to $7.2 million from $1.8 million during the same period in 1997. The increases relate to the significance of conversion efforts currently underway as compared to 1997.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 42.7% to $26.8 million for the quarter ended September 30, 1998, compared to $18.8 million for the quarter ended September 30, 1997. During the nine months ended September 30, 1998, such costs increased 41.2% to $78.3 million, compared to $55.4 million in the same period of 1997. These increases are attributable to the costs paid to sellers for operating and managing merchant portfolios during transition and conversion and an expanded sales force associated with marketing arrangements entered into, in each case, in conjunction with recent portfolio purchases and joint venture transactions. In addition, during the three months ended September 30, 1998, the Company incurred additional personnel and facilities costs in anticipation of transitioning all operational functions for the PMT merchant portfolios beginning in October 1998.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 97.1% to $11.9 million for the quarter ended September 30, 1998, compared to $6.0 million for the quarter ended September 30, 1997, due to amortization expense associated with the recent portfolio purchases and joint ventures. These same factors account for the 97.1% increase, from $16.3 million to $32.2 million, for the nine month period ended September 30, 1998, compared to the same period in 1997.


MERGER AND CONSOLIDATION EXPENSES

Merger and consolidation expenses increased to $11.2 million for the quarter ended September 30, 1998, from $275,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, merger costs increased to $15.2 million from $1.7 million for the nine months ended September 30, 1997. The increases relate primarily to approximately $10.1 million associated with the merger with PMT. See Note 5 to the condensed consolidated financial statements.

OPERATING INCOME

For the foregoing reasons, operating income for the quarter and nine months ended September 30, 1998 increased 7.7% and 48.8%, respectively, to $16.0 million and $57.5 million, respectively, compared to $14.9 million and $38.6 million in the same periods of 1997.


INTEREST INCOME, NET

Net interest income increased 15.7% to $576,000 for the quarter ended September 30, 1998 compared to $498,000 for the same period in 1997. For the nine months ended September 30, 1998, interest income decreased 71.6% to $441,000, compared to $1.6 million for the same period in 1997. While the Company had higher average cash and investments during 1998, outstanding debt balances were also higher.


INCOME TAXES

Income tax expense increased 60.0% to $8.3 million for the quarter ended September 30, 1998, and 50.3% to $21.5 million for the nine months ended September 30, 1998, compared to $5.2 million and $14.3 million, respectively, for the same periods in 1997. This increase resulted primarily from increased taxable income. For purposes of determining taxable income, the majority of merger expenses are not tax deductible.


NET INCOME

Due to the factors discussed above, net income decreased 48.9% to $5.2 million for the quarter ended September 30, 1998, compared to $10.2 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, net income increased 11.4% to $28.9 million, from $25.9 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of its capital resources include purchases of merchant portfolios, investments in joint ventures, capital expenditures and working capital.

Net cash provided by operating activities was $56.8 million for the nine months ended September 30, 1998, as compared to $32.9 million for the nine months ended September 30, 1997.

Net cash used in investing activities was $68.9 million for the nine months ended September 30, 1998, as compared to $141.4 million for the nine months ended September 30, 1997. Cash used in purchases of merchant portfolios and investments in joint ventures totaled $60.1 million for the nine month period in 1998, as compared to $56.4 million during the same period in 1997. Capital equipment purchases increased approximately $24.6 million to $39.0 million during the nine months ended September 30, 1998 as compared to 1997 levels. Major expenditures during the first nine months of 1998 include computer and software investments to increase capacity and enhance services, including the development of internal merchant processing systems provided by the Company's proprietary telecommunications network (the "NOVA Network") and the purchase, remodeling and equipping of approximately 80,000 square feet of office space for expanded operating facilities to accommodate the Company's growth.

In addition to cash on hand, the above investments were funded primarily from the net cash flow from financing activities, which totaled $104.9 million during the nine months ended September 30, 1998. Cash flows from financing activities included $144.3 million in net proceeds received from the Company's public offering in April 1998 and, prior to the offering, $21.1 million in borrowings under credit facilities with banks. Subsequent to the public offering, the Company used $53.1 million of the net proceeds to repay amounts outstanding under its bank credit facilities.

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

During the fourth quarter of 1998, the Company anticipates cash expenditures of approximately $40 million related to the merger with PMT. As described in Note 5 to the condensed consolidated financial statements, transaction fees and contract break-up fees comprise the majority of these anticipated expenditures.

At September 30, 1998, the Company had cash and cash equivalents of $124.4 million. The Company expects that existing cash and cash equivalents, cash generated from operations, and available borrowing facilities are sufficient to satisfy existing purchase obligations relating to completed acquisitions, to purchase merchant portfolios and to enter joint ventures and alliances in the ordinary course of business, to fund capital expenditures and to meet working capital requirements.

The Company must address Year 2000 compliance for point of sale merchant activity, internal operating systems and suppliers and vendors. In September 1997, the Company was certified by VISA U.S.A. and MasterCard International as capable of processing transactions for cards issued with expiration dates of 2000 and beyond. Management believes that substantially all of the Company's customers have been upgraded with compliant transaction processing software and that the NOVA Network and switch can accommodate the Year 2000.

The Company has developed a plan in an effort to ensure all internal systems are compliant with the Year 2000. These efforts are underway and are scheduled to be completed by year end 1998. NOVA has been advised by its significant outside vendors and suppliers that they also are scheduled to be Year 2000 compliant by year end 1998. However, while management believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which NOVA's systems and operations rely will be properly converted on a timely basis and will not have a material effect on NOVA. It is assumed that should any vendor not be compliant by January 1, 1999, the Company will have sufficient time to engage an alternate vendor which is compliant. The cost of Year 2000 initiatives has not been, and is not expected to be, material to the Company's results of operations or financial position.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Shareholders on September 24, 1998, for the purposes of (i) considering and voting upon a proposal to approve the Agreement and Plan of Merger dated as of June 17, 1998 (the "Merger Agreement"), and the transactions contemplated thereby, pursuant to which PMT became a wholly-owned subsidiary of the Company (Proposal 1), (ii) considering and voting upon a proposal to approve an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of the Company's Common Stock to 200,000,000 (Proposal 2), and (iii) considering and voting upon a proposal to approve an amendment to the Company's 1996 Employees Stock Incentive Plan to increase the number of shares of Common Stock issuable under the Plan to 6,000,000 (Proposal 3).

     At the meeting, the shareholders of the Company approved the Merger Agreement and the transactions contemplated thereby (Proposal 1), with 29,925,702 votes FOR the Proposal, 2,202 votes AGAINST the Proposal, and 10,722 votes ABSTAINING.

     The shareholders of the Company approved the amendment to the Company's Articles of Incorporation (Proposal 2), with 26,786,493 votes FOR the Proposal, 3,131,784 votes AGAINST the Proposal, and 20,167 votes ABSTAINING.

     The shareholders of the Company approved the amendment to the Company's 1996 Employees Stock Incentive Plan (Proposal 3), with 24,212,159 votes FOR the Proposal, 5,714,518 votes AGAINST the Proposal, and 11,767 votes ABSTAINING.

     There were no broker non-votes on any of the proposals submitted to the Company's shareholders at the Special Meeting.

     PMT also held a Special Meeting of Shareholders on September 24, 1998, for the purpose of considering and voting upon the Merger Agreement and the transactions contemplated thereby. The shareholders of PMT approved the Merger Agreement and the transactions contemplated thereby, with 41,508,788 votes FOR the Proposal, 24,125 votes AGAINST the Proposal, and 59,180 votes ABSTAINING.

ITEM 5.  OTHER INFORMATION

First Union/CoreStates Portfolio Purchase

     Effective November 4, 1998, the Company, through its wholly-owned subsidiary, NOVA Information Systems, Inc., purchased the merchant processing portfolio (the "Merchant Assets") of First Union Bank of Delaware ("FUBD"), successor by merger to CoreStates Bank of Delaware, N.A., a national banking association ("CBD"), pursuant to a Merchant Asset Purchase Agreement dated October 8, 1998 (the "Agreement"), by and among the Company, NOVA Information Systems, Inc., CBD and First Union National Bank, a national banking association ("FUNB," and together with FUBD, the "Sellers").

     Pursuant to the Agreement, the Company purchased all right, title and interest of the Sellers in the Merchant Assets (as such term is defined in the Agreement) and assumed certain liabilities from the Sellers for a purchase price payable to Sellers in three annual installments in an amount not to exceed an aggregate of $71 million, subject to adjustments pursuant to the Agreement. The purchase price was determined through arms length negotiations between the Company and the Sellers. The source of funds for the initial portion of the purchase price was working capital. The source of funds for the portion of the purchase price payable in the future will be working capital, borrowings under the Company's then existing third party credit facilities or other third party borrowings.

     FUBD and FUNB are wholly-owned subsidiaries of First Union Corporation ("First Union"). See "- Relationship with First Union" below.

     A copy of the Agreement is filed as Exhibit 10.1 hereto, and such Agreement is incorporated herein by reference. The foregoing is not a complete description of the terms of the Agreement or the transaction contemplated thereby and is subject to and qualified in its entirety by reference to the Agreement.

Relationship with First Union

     First Union and its subsidiaries beneficially own approximately 9.5% of the outstanding Common Stock of the Company. Additionally, Maurice F. Terbrueggen, a Director of the Company, is employed by First Union as Senior Vice President and Division Manager of the First Union merchant acquiring business.

     In December 1995, the Company and First Union consummated the First Union Alliance, in connection with which the Company, its shareholders, First Union and certain of First Union's subsidiaries entered into a Shareholders Agreement which, among other things, provides that the Company may, at its option and subject to agreement on price and other terms, purchase from First Union any merchant portfolios acquired by First Union through whole-bank or other acquisitions. First Union initially acquired the Merchant Assets in connection with its acquisition of CoreStates Financial Corp and CoreStates Bank, N.A. in April 1998.

     In connection with the First Union Alliance, the Company and First Union entered into a Marketing Support Agreement which provides, among other things and subject to certain exceptions, that bank affiliates of First Union will market the Company's transaction processing services to merchants and refer merchants that request transaction processing services exclusively to the Company. The Marketing Support Agreement also provides that the Company will, when feasible, assist First Union in developing new products or services relating to transaction processing or in otherwise supporting new business ventures. The Marketing Support Agreement also generally provides that the Company may not, without the prior consent of First Union, enter into certain marketing agreements with third parties generally located in specified areas where First Union maintains a significant banking presence. The Marketing Support Agreement expires January 31, 2003.

     The Company and First Union also are parties to a Depositary and Settlement Agreement under which a subsidiary of First Union generally acts as the exclusive clearing and settlement bank for transactions originating from merchants maintaining a depository account with First Union for receipt of payment of cleared transactions. The Depositary and Settlement Agreement provides, however, that the Company may solicit from one or more other member clearing banks proposals to provide clearing and settlement services to such merchants, although First Union has the opportunity to match the terms and conditions of any such third party proposal. The Depositary and Settlement Agreement expires January 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Merchant Asset Purchase Agreement, dated as of October 8, 1998, among the Registrant, CoreStates Bank of Delaware, N.A., First Union National Bank and NOVA Information Systems, Inc.*
     27    Financial Data Schedule
--------------------------
* Confidential treatment pursuant to 17 CFR (S) 200.80 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

(b)  Reports on Form 8-K

The Company did not file any Current Report(s) on Form 8-K during the quarter ended September 30, 1998. However, the Company did file a Current Report on Form 8-K on October 9, 1998, with respect to the consummation of the transactions contemplated by the Agreement and Plan of Merger dated June 17, 1998, between the Company, Church Merger Corp. and PMT.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NOVA CORPORATION
                                  (Registrant)


                                  By:
                                      /s/ Edward Grzedzinski
                                      -----------------------------------------
November 18, 1998                     Edward Grzedzinski
                                      Chairman, President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)


                                  By:
                                      /s/ James M. Bahin
                                      ----------------------------------------
November 18, 1998                     James M. Bahin
                                      Vice Chairman, Chief Financial Officer
                                      and Secretary
                                      (Principal Accounting Officer)

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
 10.1 Merchant Asset Purchase Agreement, dated as of October 8, 1998, among the Registrant, CoreStates Bank of Delaware, N.A., First Union National Bank and NOVA Information Systems, Inc.*
 27      Financial Data Schedule

--------------------------
* Confidential treatment pursuant to 17 CFR (S) 200.80 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.