Form 10-K
period 1998-12-31
NOVA CORP \GA\
filed 1999-03-31
CIK 1009918

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             -----------------------


                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission File Number 1-14342
                         ------------------------------
                                NOVA CORPORATION
             (Exact name of registrant as specified in its charter)

                 GEORGIA                                58-2209575
     (State or Other Jurisdiction                       (IRS Employer
   of Incorporation of Organization)                    Identification No.)

   ONE CONCOURSE PARKWAY, SUITE 300,  30328
          ATLANTA, GEORGIA  (Zip Code)
   (Address of Principal Executive Offices)

                                 (770) 396-1456
               Registrant's telephone number, including area code
               ---------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                Title of each class            Name of each exchange on which registered
     Common Stock, $0.01 par value per share            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
        -----------------------------------------------------------------

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

  As of March 29, 1999, the aggregate market value of the common stock of NOVA held by non-affiliates of the Registrant was approximately $1,516,636,817 based upon the closing price of $25.750 per share on the New York Stock Exchange on such date. Non-affiliate ownership is calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and other control persons, without conceding that all such persons are "affiliates" for purposes of the federal securities laws. As of March 29, 1999, there were 72,819,789 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 26, 1999, is incorporated herein by reference in Part III of this Annual Report on Form 10-K. Pursuant to General Instruction G(3) of Form 10-K, the Registrant will file the definitive Proxy Statement with the Securities and Exchange Commission no later than April 30, 1999.

                                NOVA CORPORATION
                           Annual Report On Form 10-K
                  For the Fiscal Year Ended December 31, 1998

                               Table of Contents
                               -----------------

Item                                                                                            Page
Number                                                                                          Number
------                                                                                          ------

                                     PART I
I.     Business.......................................................................

2.     Properties.....................................................................

3.     Legal Proceedings..............................................................

4.     Submission of Matters to a Vote of Security Holders............................

4A.    Executive Officers of the Company..............................................

                                    PART II

5.     Market for Registrant's Common Equity and Related Stockholder Matters..........

6.     Selected Financial Data

7.     Management's Discussion and Analysis of Financial Condition and Results
       of Operations..................................................................

7A.    Quantitative and Qualitative Disclosures About Market Risk.....................

8.     Financial Statements and Supplementary Data....................................

9.     Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure.....................................................................

                                    PART III

10.    Directors and Executive Officers of the Registrant.............................

11.    Executive Compensation.........................................................

12.    Security Ownership of Certain Beneficial Owners and Management.................

13.    Certain Relationships and Related Transactions.................................

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................

SIGNATURES............................................................................
INDEX OF FINANCIAL STATEMENTS.........................................................
INDEX OF EXHIBITS.....................................................................

Forward-looking Statements

  In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would,"
"believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond NOVA Corporation's control. Forward-looking statements may also be made in NOVA's other reports filed under the Exchange Act, press releases, and other documents; as well as by NOVA management in oral statements. NOVA undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for NOVA to predict all of such factors. Further, NOVA cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

NOVA's forward-looking statements are based upon numerous assumptions, including assumptions relating to:

 .  Continued growth in the level in transaction volume;
 . The impact of acquisitions (including without limitation the acquisition of PMT Services, Inc.), portfolio purchases, joint ventures and other alliances;
 . Consolidation activity in the banking and transaction processing industries; . Pricing strategies and market concentration considerations;
 .  Strategies relating to new technologies and product development;
 .  Changes in credit card association rules, laws, regulations, or other industry standards;
 . General economic conditions and industry trends; and . The impact of NOVA's Year 2000 compliance efforts as well as those of NOVA's vendors, supplies and customers.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion as of the date of this report. NOVA refers readers to the information set forth under the caption "Item 1. Business--Certain Risks Associated with the Business of the Company" included in this Annual Report on Form 10-K, as well as "Item 5. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, for a more complete discussion of certain risk factors.


                                     PART I

ITEM 1.   BUSINESS

  NOVA Corporation is a provider of integrated transaction processing services, related software application products and value-added services primarily to small- to medium-sized merchants. NOVA provides transaction processing support for all major credit, charge and debit cards, including VISA, MasterCard, American Express, Discover, Diner's Club, and JCB, as well as check verification services. On a pro forma basis giving effect to the recent transactions discussed below, the aggregate dollar volume of VISA and MasterCard transactions NOVA processed in 1998 would have exceeded $48 billion on an annualized basis.

  NOVA provides merchants with a broad range of transaction processing services, including authorizing card transactions at the point-of-sale ("POS"), capturing and transmitting transaction data, effecting the settlement of payments, and assisting merchants in resolving billing disputes with their customers. In addition, NOVA has developed several software applications that can be delivered to its customers and updated for enhancements via NOVA's proprietary telecommunications network (the "NOVA Network"). The NOVA Network, initially developed by NOVA in conjunction with MCI WorldCom, Inc. ("MCI WorldCom"), is the principal conduit through which NOVA provides its services. By combining its ability to employ technology effectively with the capabilities of the NOVA Network, NOVA is able to respond quickly and efficiently to the ever changing and diverse needs of its merchant customers.

  NOVA was incorporated in Georgia in December 1995 in connection with an alliance (the "First Union Alliance") between NOVA and First Union Corporation ("First Union"). NOVA Information Systems, Inc. ("NOVA Information
Systems"), a wholly-owned subsidiary and predecessor to NOVA, was incorporated in Georgia in February 1991. On September 24, 1998, NOVA acquired PMT Services, Inc. ("PMT") in a merger transaction, whereby PMT became a wholly-owned subsidiary of NOVA. Unless the context otherwise requires, references in this Annual Report on Form 10-K to "NOVA" or "the Company" refer to NOVA
Corporation and its subsidiaries.

Significant Transactions, Alliances and Marketing Arrangements

   PMT Merger. Effective September 24, 1998, NOVA acquired PMT in a merger transaction (the "PMT Merger"). PMT is an independent sales organization ("ISO") that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. PMT experienced significant growth by utilizing operating and growth strategies focused on expanding its customer base of small- to medium-sized merchants through merchant portfolio purchases, trade and other association affiliations, telemarketing efforts, subsidiary sales force acquisitions.

   At the effective time of the PMT Merger, each outstanding share of PMT common stock was converted into and exchanged for .715 shares of NOVA common stock. Additionally, each outstanding option or warrant to purchase shares of PMT common stock, whether or not then exercisable, became fully vested at the effective time of the PMT Merger. Each of these options and warrants was converted automatically into an option or warrant to purchase shares of NOVA common stock based on the exchange ratio of .715. As a result of the PMT Merger, NOVA issued approximately 37,651,000 shares of NOVA common stock and reserved approximately 2,300,000 shares of NOVA common stock for issuance upon the exercise of options and warrants converted in the PMT Merger.

   NOVA accounted for the PMT Merger as a pooling of interests, and accordingly restated financial statements to include the historical financial information of the combined operations for NOVA and PMT for all periods presented. NOVA and PMT determined the terms of the PMT Merger, including the consideration payable by NOVA, through arms-length negotiations.

   In connection with the PMT Merger, NOVA shareholders approved an amendment to NOVA's Articles of Incorporation that increased the number of shares of NOVA common stock authorized from 50,000,000 to 200,000,000. The shareholders also approved an amendment to NOVA's 1996 Employees Stock Incentive Plan (the "1996 Employees Plan"), which increased the number of shares of NOVA common stock issuable pursuant to the 1996 Employees Plan from 2,000,000 to 6,000,000.

   KMS Joint Venture. In January 1998, NOVA purchased from KeyBank a 51% interest in Key Merchant Services, a Delaware limited liability company ("KMS"). Pursuant to this agreement, NOVA provides transaction processing services to the merchant customers of KMS and is responsible for its operation and management. During 1998, KMS contributed processed volume in excess of $5.3 billion to NOVA's operating platform. In addition to KMS's direct sales force, KeyBank exclusively markets and promotes NOVA's transaction processing services on behalf of KMS through KeyBank's bank branch locations. In connection with the formation of KMS, NOVA began the consolidation and conversion of the existing merchant processing to NOVA operating platforms. Associated with this process and concurrent with consummating the transaction, NOVA recognized a non-recurring charge of $2.0 million to account for the early termination of a contract with a third party processor.

   KMS has an initial operating term expiring in January 2005, with automatic three-year extensions unless either KeyBank or NOVA gives notice of termination at least 12 months prior to the scheduled expiration date. KMS is governed by a management committee comprised of three members designated by NOVA and two members designated by KeyBank. In addition, NOVA's designee, who serves as manager of KMS, has the power and authority to make decisions and take actions in connection with the day-to-day operation of KMS in the ordinary course of business. KeyBank markets, promotes and refers NOVA's services through its bank branch network to merchants who express an interest in bankcard processing services. Additionally KMS has a dedicated sales force comprised of approximately sixty people to solicit directly new merchant business on behalf of KMS. Upon termination or expiration of KMS, either KeyBank or NOVA, depending on the circumstances, may elect to purchase the other party's interest in KMS at ''fair market value'' determined pursuant to the terms of the KMS operating agreement.

   MBNA Portfolio Purchase. On December 30, 1997, NOVA purchased substantially all of the merchant portfolio of MBNA America Bank, N.A. ("MBNA"). In connection with the transaction, MBNA agreed to cooperate with NOVA in marketing NOVA's merchant transaction processing services and to refer exclusively to NOVA all merchants, trade associations, financial institutions, ISOs and other organizations that request or evidence an interest in merchant transaction processing services. NOVA, among other things, is required to pay to MBNA a fee for each merchant that enters into a merchant transaction processing contract with NOVA as a result of a referral from MBNA. NOVA is also required to pay to MBNA a percentage of the portfolio's net revenues.

   NOVA's marketing agreement with MBNA has an initial term expiring December 31, 2007 subject to automatic two-year extensions unless either party gives notice of termination at least seventy-five days prior to an expiration date. The MBNA portfolio added approximately $1.0 billion in annualized credit and debit card transaction processing volume during 1998.

   Elan Merchant Services.   Effective October 31, 1997, NOVA purchased from
Firstar Bank U.S.A., N.A. ("Firstar") a 51% interest in Elan Merchant Services, LLC ("Elan"). During 1998, Elan contributed processed volume of approximately $3.3 billion to NOVA's operating platform.

   Elan has an initial term expiring on August 31, 2008, with automatic one-year extensions unless either Firstar or NOVA, as the sole members of Elan, gives notice of termination at least six months prior to a scheduled expiration date. Although certain powers are reserved exclusively in a management committee, NOVA, as manager of Elan, has the power and authority to make decisions and take actions on behalf of Elan in connection with its day-to-day operation and management in the ordinary course of business. The management committee is comprised of four persons, with two members selected by each of Firstar and NOVA. Elan pays NOVA an annual fee for its managerial services. NOVA also provides Elan with transaction processing and other services for which NOVA receives compensation. Firstar markets and promotes, on an exclusive basis, transaction processing services on behalf of Elan directly and through a network of over 850 correspondent financial institutions. Elan, among other things, is required to pay to Firstar a fee for each merchant that enters into a merchant transaction processing contract with Elan as a result of any such referral, including a fixed percentage of sales volume the referred merchant processes through NOVA. Firstar and its affiliate banks also agreed to provide certain other services, including clearing and settlement services to Elan for which Firstar receives compensation. Upon termination or expiration of the Elan joint venture, either Firstar or NOVA, depending on the circumstances of such termination or expiration, may elect to purchase the other party's interest in at the "fair market value" determined through negotiations between the parties at the time of termination. If Firstar and NOVA are unable to mutually agree upon the "fair market value," an independent appraiser shall make such determination.


   CoreStates Portfolio. Pursuant to an agreement dated October 8, 1998, NOVA's, wholly-owned subsidiary, NOVA Information Systems acquired the merchant processing portfolio of First Union National Bank of Delaware ("FUBD"), successor by merger to CoreStates Bank of Delaware, N.A. ("CoreStates"). FUBD is a wholly-owned subsidiary of First Union. The purchase included all right, title, and interest in and assumption of certain liabilities of CoreStates' merchant processing portfolio. The purchase price, payable over a two-year period, is contingent upon the portfolio achieving certain minimum performance levels. An initial, non-refundable payment of $25.0 million was made at the time of the purchase, and additional payments may be made subject to achievement of the performance requirements. The total purchase price will not exceed $71.0 million.

Industry Overview

   The transaction processing industry provides merchants with credit, charge and debit card and other payment processing services, as well as related information services. This industry has grown rapidly in recent years as a result of wider merchant acceptance and increased consumer use of such cards and advances in transaction processing and telecommunications technology. These factors, together with efficiencies derived from economies of scale, have resulted in the consolidation of transaction processing providers and the availability of more sophisticated products and services to all market segments.

   Increased Growth in Card Use.   The proliferation in the uses and types of
credit, charge and debit cards, rapid technological advances in transaction processing, and financial incentives offered by credit card associations and issuers have contributed greatly to wider merchant acceptance and increased consumer use of such cards. For example, industry sources indicate that for the year ended December 31, 1997, charge volume of VISA and MasterCard and other credit cards grew at an annual growth rate of approximately 9%, to $1.071 trillion. Such sources project that the charge volume of general purpose cards will increase an estimated 27.7%, or $296.6 billion by the year 2000, and will exceed $2.0 trillion by 2005. Industry sources also anticipate further increases in credit and charge card acceptances as the number of general purpose cardholders increases to an expected 160 million. In 1997, the expanded use of debit cards as an alternative to cash and checks at the point of sale increased 63% over 1996, to $119.1 billion. Industry sources anticipate that consumers increased usage of debit cards will eclipse the growth of credit cards in future years. In 1997, 79% of transactions processed were with credit cards. Industry sources further predict that by the year 2000 transactions processed with credit cards will decrease to 64% as a result increasing debit card use. (The Nilson Report--October 1998).

   Technology.   Rapid technological advances in transaction processing,
particularly the transition from paper-based to electronic processing, have contributed greatly to wider merchant acceptance and increased consumer use of such cards. Electronic processing provides greater convenience to merchants and consumers, reduces fees charged to merchants, and facilitates faster and more accurate settlement of payments. Increased card acceptance and usage, coupled with technological advances in electronic processing, have created an opportunity for service providers to offer a variety of sophisticated processing and information services to a broader base of merchants.

   At present, many large transaction processors continue to provide customer service and applications via legacy systems that often are difficult and costly to alter, enhance, or customize. Accordingly, transaction processors that continue to utilize these systems for customer service and applications may find it difficult to meet the increasing demands of small- to medium-sized merchants for more sophisticated products and services tailored to their diverse and changing needs. In contrast to less flexible legacy systems, transaction processors utilizing less costly, scalable and networked computer systems, (including distributed client/server architecture and relational database management systems solutions), enjoy greatly improved flexibility and responsiveness in providing customer service and applications to its customer base. In addition, the use of fiber optic cables and advanced switching technology in telecommunications networks and competition among long-distance carriers further enhance the ability of processors to provide faster and more reliable service at lower per-transaction costs than previously possible.

   As a result of advances in personal computer and POS terminal technologies, transaction processors can provide merchants with expanded access to a greater array of sophisticated services at the POS, resulting in increased demand for such services. In addition, merchant use of increasingly sophisticated integrated cash registers and networked systems has created further demand for comparably advanced and sophisticated products and services accessible at the POS. These trends have created opportunity for transaction processors to leverage technologies by developing business management and other software application products and services.

   Segmentation of Merchants and Service Providers.   The transaction processing
industry is characterized by a small number of large transaction processors that focus primarily on servicing large merchants and by many smaller transaction processors that provide a limited range of services to small- to medium-sized merchants. Large merchants (i.e., those with multiple locations and high volumes of card transactions) typically demand and receive the full range of transaction processing services as well as customized information services at low per-transaction costs. By contrast, transaction processors historically have not offered small- to medium-sized merchants the same level of services as large merchants or relatively low per-transaction costs offered to larger merchants. The growth in card transactions and the transition from paper-based to electronic transaction processing have, however, caused small- to medium-sized merchants increasingly to demand sophisticated transaction processing and information services similar to those provided to large merchants.

   Community and regional banks and ISOs are the primary groups that market and sell transaction processing services to small- to medium-sized merchants. Typically, these banks and ISOs outsource all or a portion of the transaction processing services they offer. It is difficult, however, for banks and ISOs to customize transaction processing services for the small- to medium-sized merchant on a cost-effective basis or to provide sophisticated value-added services. Accordingly, services to small- to medium-sized merchants historically have been characterized by basic transaction processing services without the availability of the more sophisticated processing, information-based services, or customer support offered to large merchants.

   Consolidation.   The transaction processing industry has undergone rapid
consolidation over the last several years. The costs to convert from paper-based to electronic processing, merchant requirements for improving their customer service, and the demands for additional customer applications have made it difficult for community and regional banks and ISOs to remain competitive. Many of these processors are unwilling or unable to invest the capital required to meet evolving market demands, and are increasingly exiting the transaction processing business, or otherwise seeking alliance partners to provide transaction processing to their customers. Despite this ongoing consolidation, the industry remains fragmented. Management believes that although the ten largest bankcard processors account for a significant portion of the total charge volume processed there are several hundred additional registered service providers marketing and selling transaction processing services to merchants. Management believes that these factors will result in continuing industry consolidation opportunities over the next several years.

Merchant Services Provided by NOVA

   Authorization Services.   NOVA provides electronic transaction authorization
services for all major credit and charge cards and debit cards. Authorization generally involves approving a cardholder's purchase at the POS after verifying that the card has not been reported lost or stolen and that the purchase amount is within the cardholder's credit or account limit. The electronic authorization process for a credit card transaction begins when the merchant "swipes" the card through its POS terminal and enters the amount of the purchase. After capturing the data, the POS terminal transmits the authorization request via the NOVA Network to NOVA's switching center, where the data is routed to the appropriate credit card association for authorization. The credit card association then approves or declines the transaction and the response is transmitted back to NOVA's switching center, where it is routed to the appropriate merchant.

   Data Capture and Reporting Services.   At the time of authorization, data
relating to the transaction, such as the purchase price and card number, is recorded electronically both at the merchant's POS terminal and by NOVA. This data replication maximizes NOVA's ability to reconcile transaction data with each merchant and to protect against potential loss of data. On a periodic basis throughout the day, the merchant aggregates and organizes this transaction data, using a software application that NOVA has programmed into the merchant's POS terminal, and transmits this information to NOVA where it is organized into various files. These files are transmitted to either primarily Vital Processing Services L.L.C. ("Vital"), Mellon Bank ("Mellon"), or First Data Resources ("FDR") (collectively "merchant accounting vendors"), for merchant accounting as described below. NOVA maintains a file in its database from which NOVA runs "Witness," its proprietary fraud detection software program against each of the day's transactions processed via the NOVA Network. NOVA also utilizes this information to provide merchants with information services such as specialized management reports and to facilitate its other customer service operations. Merchants can access this archived information through NOVA's customer service representatives or through applications such as NOVA ACS and NOVA Perks, which allow the merchant direct access to NOVA's database through a personal computer.

   Settlement, Accounting and Clearing Services. NOVA assigns each of its merchant customers to a merchant accounting vendor which perform merchant accounting services on NOVA's behalf. At least once each day, NOVA forwards to the merchant accounting vendors transaction data regarding its merchant customers. The merchant accounting vendors reorganize and accumulate the data on a merchant-by-merchant and card issuer-by-card issuer basis and forward the data to the credit card associations for ultimate payment. On a monthly basis, each merchant accounting vendor send statements to NOVA's merchant customers for whom they provide settlement and accounting services, detailing the previous month's transaction activity.

   NOVA is registered with VISA and MasterCard as a certified processor and member service provider. Regions Bank, Bank of the West, Imperial Bank, First National Bank of Omaha ("FNBO"), Zions Bank, Firstar, KeyBank and First Union National Bank ("FUNB") a subsidiary of First Union, serve as the primary member clearing banks for NOVA. NOVA's clearing banks receive payment for merchant transactions from the credit card associations (net of fees payable to the credit card associations and card issuing banks), from which the clearing banks remit payment to the merchant for the gross amount of the merchant's transactions. Once each month, NOVA collects applicable merchant discount and other fees from each merchant for transactions effected and services provided during the preceding month.

   Chargeback Services.   In the event of a billing dispute between a cardholder
and a merchant, NOVA assists the merchant in investigating and resolving the dispute. These billing disputes include, among others: (i) non-receipt of merchandise or services; (ii) unauthorized use of a credit card; and (iii) quality of the goods purchased or the services rendered. NOVA provides a sophisticated chargeback control system for its merchants, utilizes proprietary software programs to actively prescreen disputes and automated chargeback controls. These chargeback control systems enable NOVA to reduce the time and expense spent on cardholder requests for chargebacks. In the event a billing dispute between a cardholder and a merchant is resolved in favor of the cardholder, the transaction is "charged back" to the merchant and that amount is credited or otherwise refunded to the cardholder. If NOVA or its clearing banks are unable to collect such amounts from the merchant's account, and if the merchant refuses or is unable to reimburse NOVA for the chargeback, NOVA bears the loss for the amount of the refund paid to the cardholder.

   Customer Service and Support.   NOVA provides its merchant customers with a
variety of customer services and support. These services include the provision of POS terminals (on sale or lease basis), software application downloads for POS terminals, POS terminal maintenance and customized software for merchant development. In addition, NOVA maintains a 24-hours-a-day, seven-days-a-week helpline staffed by full-time customer service representatives.

Technology

   One of NOVA's principal strategies is to utilize available technologies to deliver transaction processing and related software application products and services on a cost-effective basis. To effect this strategy, NOVA regularly adapts and uses technologies developed for applications outside the transaction processing industry. In particular, technologies developed for networked PCs and the telecommunications market have been important to the NOVA Network and NOVA's service capabilities.

   NOVA exercises significant control over the development and enhancement of the combination of hardware, software and network services that comprise its transaction processing and information delivery system. This provides NOVA with greater control over the functionality, quality, reliability, cost and efficiency of its transaction processing services and related software application products and services.

   The NOVA Network.   The NOVA Network, initially developed in conjunction with
MCI WorldCom, is NOVA's proprietary telecommunications network and the principal conduit through which NOVA provides services to merchants. The NOVA Network's design provides efficient switching capabilities, resulting in rapid response time for transaction authorizations. The NOVA Network employs high speed switching and routing communications, supplying substantial bandwidth capable of supporting sophisticated value-added services. In working with MCI WorldCom, NOVA designed a network specifically tailored to the services NOVA desired to provide, the equipment needed to furnish those services and the functionality those services were designed to achieve. As customer needs change and as technology improves, management believes that it will be able to adapt and customize the NOVA Network as necessary to achieve the functionality it desires. Currently, both MCI WorldCom and AT&T Corp. provide long-distance service as well as technical support for the NOVA Network. NOVA's long distance service and support agreement with MCI WorldCom expires in July 2001. The agreement is subject to earlier termination by NOVA if MCI WorldCom fails to meet certain agreed-upon performance objectives. Local access is provided by a subsidiary of MCI WorldCom and by BellSouth Corporation

   The NOVA Network utilizes Integrated Services Digital Network ("ISDN") and its associated Non-Facilities Associated Signaling ("NFAS") features. The NFAS features of the NOVA Network facilitate portability of the NOVA Network to long-distance and local telecommunications access. This enhanced portability enables NOVA to utilize alternate long-distance providers, and, therefore, to demand competitive tariffs. NOVA has developed and tested a network interface with other long-distance providers and management believes that, if necessary or convenient, NOVA could utilize the telecommunications access of other providers in connection with the NOVA Network. Management believes that transferring the NOVA Network to AT&T, or another telecommunications access provider, can be accomplished without sacrificing any significant performance or operational attributes of the NOVA Network, although such a transfer may increase NOVA's expenses for network services.

   The reliability of the NOVA Network is enhanced by the backup service provided by AT&T. The existence and maintenance of this backup system, which is designed so no single element is shared with the principal MCI WorldCom system, enhances NOVA's ability to provide a high level of reliability in its network service. Through an agreement with Electronic Data Systems Corporation, NOVA maintains a voice authorization backup system. This backup system allows merchants to receive voice authorization of transactions in the event of a POS terminal malfunction, network outage or other similar circumstances.

   An advantage of the NOVA Network is its resiliency and routing capabilities. After a POS transaction reaches the NOVA Network via either MCI WorldCom or AT&T, it is immediately converted to ("TCP/IP") protocol. Once converted, the transaction is switched and routed through the NOVA Network via the optimal path. Unlike some transaction processing companies that employ a front-end processor switch and a back end switch, NOVA's proprietary TCP/IP routing network provides a competitive advantage in the transaction processing industry. The NOVA Network is TCP/IP based, which positions NOVA to explore Internet commerce opportunities. As the Internet is a large, public TCP/IP network, processing Internet originated transactions is a logical extension of NOVA's core competency. NOVA maintains a fully redundant, three-tier meshed network utilizing 3COM Corporation switches and routers. In addition, NOVA uses Open Shortest Path First ("OSPF") routing protocol to ensure the optimal path is always utilized between the modems on the network front-end and the NOVA host. OSPF also ensures speedy network rerouting in the event of hardware failure.

   Software Development for POS Terminals and PCs.   NOVA continuously develops
new software applications for POS terminals and PCs in an effort to improve existing and create additional product and service offerings. NOVA's software development capability is critical to its ability to respond flexibly to changing customer needs and improving technologies. NOVA has programmed most of the POS terminals utilized by its merchant customers with specific applications. By programming POS terminals, NOVA can avoid the limitations of the preexisting applications programmed into POS terminals, which are designed for broad applicability to a wide range of users, and can provide its merchant customers with specifically tailored applications at an increased level of functionality.

Since NOVA generally distributes such software application products by downloading such applications over the NOVA Network, merchants are able to utilize NOVA's products and services quickly and inexpensively.

   As NOVA's merchants are increasing their use of PCs and fully-integrated cash registers and payment systems, NOVA is extending its POS terminal software application product and service offerings to PCs and expanding the number of its products and services available for PC use or that otherwise allow the POS terminal to interface with a PC. For instance, NOVA ACS, NOVA-Perks, PC Transact_It, and NOVA Shadow Pay are PC-based applications. While merchant use of such products and services currently is limited, and there can be no assurance that such products and services will be widely accepted, NOVA expects such use to increase. NOVA and First Union are actively pursuing with KeyBank and other third parties initiatives relating to transaction processing via the Internet and procurement and purchasing cards. Management believes that these and other efforts may result in the development of additional software application products and value-added services.

   NOVA actively encourages third party software developers to write applications to NOVA's specifications and network protocols. These applications, once certified by NOVA, allow integration of NOVA's transaction processing services with the business management software created by such developers for use at the merchant's POS. These developers often function as value-added resellers ("VARs") for NOVA as they frequently market their business management software in connection with NOVA's services. For example, NOVA recently developed NOVA TransPort, which consists of client and server software that encrypts transactions via the Internet. NOVA makes this software available to VAR's to integrate into their applications. GO Software, Inc., one of the first VAR's to integrate this software into their application line, has several products capable of sending encrypted transactions via the Internet directly to NOVA for processing. Merchants enjoy dedicated, leased-line performance at Internet connection costs for transaction processing. In this way, VARs such as GO Software, Inc. indirectly perform a marketing function for NOVA since they often offer their software on a fully-integrated basis with NOVA's transaction processing services, creating additional opportunities to reach small- to medium-sized merchants. NOVA has certified in excess of 100 third party software developers, including Aluim Payment Groups, Atomic Software, Southern DataCom, Inc., Datacap, Inc., Tellen Software Inc., and UniPay.

   Use of Networked Systems for Customer Service.   As a result of the
information access and retrieval capabilities of networked systems, which provide real-time information to any of NOVA's customer service representatives, NOVA can provide a level of customer service and support to small- to medium-sized merchants historically available only to much larger merchants. For example, any of NOVA's customer service representatives may access, on a real-time basis, all of the relevant information pertaining to any particular merchant that may call and ask for assistance. NOVA also recently implemented an on-line, informational database that provides NOVA's customer service representatives user-friendly access to an array of additional information relative to NOVA's services, products and systems, which often allows NOVA to more quickly and effectively resolve customer service inquiries. Additionally, the NOVA Network is highly automated and requires minimal staffing, which allows NOVA to contain costs and achieve greater operating efficiencies.



Software Application Products and Value-Added Services

   In addition to card transaction processing, NOVA offers related software application products and value-added services to its merchant customers. NOVA designed these products and services to run on existing POS terminals and DOS- and Windows-based PCs. An integral part of NOVA's strategy is the offering of a broad range of products and services historically unavailable to small- to medium-sized merchants. By focusing on these merchants, NOVA seeks to differentiate itself among the banks and ISOs serving this portion of the market. Management believes that the quality and reliability of its products and services enhance NOVA's ability to attract and retain merchant customers.

   NOVA currently offers a variety of software application products and value-added services, including the following core products and services that are basic to the NOVA Network:

   NOVA ENCOMPASS. NOVA Encompass is the latest generation of NOVA's user interface. NOVA presently provides NOVA Encompass to all new merchant customers, and generally charges a one-time fee to upgrade existing merchants to NOVA Encompass. In addition to NOVA's core transaction processing services, NOVA Encompass enables merchants to access NOVA's software application products and value-added services, including those described below. NOVA Encompass also allows the merchant to access other business management applications, including customized end-of-day processing (allowing, for instance, the performance by the merchant of daily audit functions) and other review and reporting features (e.g., summary report generation). Designed as a flexible "modular" system, NOVA Encompass allows the merchant to add features and capability as its business needs evolve.


   NOVA SHADOW PAY.   NOVA Shadow Pay addresses the increasing use by merchants
of integrated and modem-enabled cash registers and PCs. NOVA Shadow Pay eliminates the necessity of a traditional, stand-alone POS terminal. NOVA Shadow Pay is a PC application that allows the merchant's modem-enabled cash register or PC to capture the transaction data that is keyed or otherwise input into the cash register or PC, and transmits such data for authorization and processing, eliminating both the need for a stand-alone POS terminal and redundant keying of transaction data. In addition, NOVA Shadow Pay provides the merchant access to certain review and reporting features allowing, for instance, the merchant to more easily reconcile transaction activity for any given period with the data captured and stored by the merchant's cash register or PC. NOVA charges a one-time license fee for access to NOVA Shadow Pay.

   NOVA MASS TRANSACT and PC TRANSACT_IT.   NOVA Mass Transact is a mainframe-
to-mainframe transaction processing application that NOVA developed specifically for businesses utilizing mainframe technology and processing large numbers of credit card transactions on a batch basis. A merchant using NOVA Mass Transact (typically one that accepts a large number of credit card transactions by telephone or mail) assembles a batch file of transactions and the merchant's mainframe transmits that information to NOVA for processing. Insurance companies and magazine publishers, each of which process large numbers of transactions for recurring payments such as insurance premiums and subscription renewals, respectively, are examples of the type of merchant customers who currently utilize NOVA Mass Transact. PC Transact_It is a similar application that allows PCs, rather than mainframes, to process transactions on a batch basis. Merchants who subscribe to NOVA Mass Transact or PC Transact_It pay a one-time license fee and a percentage of the amount of each transaction processed.

   INNRESPONSE AND NOVALODGE.   InnResponse and NOVALodge are transaction
processing applications designed to address the special needs of the hospitality industry. InnResponse is a lodging solution for small hotels and motels and tracks check-in and check-out data by portfolio. NOVALodge is a PC-based application for larger hospitality facilities and accommodates multiple terminals at a front desk as well as multiple on-site locations such as restaurants, gift shops or golf facilities. Enhanced reporting provides totals and allows sorting by terminal or location.

   NOVA Gratuit.   NOVA Gratuit is a transaction processing application designed specifically for use by restaurants. NOVA Gratuit tracks server data and includes "tip" capability and enhanced reporting capabilities. Similar to NOVA Encompass, NOVA Gratuit software integrates a time clock into the software as well as a frequent diner program.

   In addition to NOVA's core products and services, NOVA offers the following value-added software applications and services:

   NOVA ACS.   NOVA ACS (Automated Customer Service) is a PC-based system that allows NOVA's bank alliance and ISO partners access to NOVA's databases in order to track and compile the transaction processing activity of their respective merchant customers. Merchants also utilize NOVA to access NOVA's databases to track and compile information regarding their own transaction activity. Through such access and related information retrieval capabilities, NOVA ACS expands greatly the banks', ISOs' and merchants' ability to design and obtain customized informational reports and, in the case of banks and ISOs, to perform for their merchant customers a variety of customer service related activities. NOVA ACS, which was introduced in 1997, incorporates retrieval and chargeback information as well as on-line statements. These enhancements give the ISO, bank or merchant the opportunity to retrieve information on-line.

   Cellular Digital Packet Data. Cellular Digital Packet Data, marketed under the name "TRAVERSE," uses cellular airwaves, as opposed to traditional phone lines, enabling wireless transaction authorization and processing. NOVA currently has agreements with AT&T Wireless Services, GTE Corporation and Bell Atlantic NYNEX Mobile to provide cellular transmission services. TRAVERSE enables transaction authorization and processing in environments where traditional phone lines are unavailable, inconvenient and/or prohibitively expensive, affording merchants increased flexibility, mobility and security in processing card transactions. Further, TRAVERSE allows merchants that have relied on paper-based processing, where the ability to check if a card is stolen or credit limits exceeded is generally unavailable or inconvenient, to convert to electronic processing. In so doing, such merchants can also avoid the higher rates imposed by each of VISA and MasterCard for paper-based transactions.

   NOVA WEBWAY. NOVA offers Internet services to merchant customers through an agreement with Harbinger Corporation. NOVA WEBWAY is software designed to allow merchants the opportunity to build a functional commerce-ready web-site complete with up to a 99 page catalog. Using a wizard interface, NOVA WEBWAY prompts a customer to describe its business, load product descriptions, pricing and pictures and includes secure on-line ordering and encrypted credit card payment capabilities. NOVA WEBWAY is a total web page solution at an attractive price point specifically designed for small business. NOVA has several merchants using this product.

   Internet Processing. NOVA is actively pursuing development initiatives relating to transaction processing services on the Internet and other forms of electronic commerce. NOVA is exploring with KeyBank and other third parties several Internet-related opportunities, which include processing transactions via the Internet, accepting merchant applications via the Internet and developing, on behalf of merchants, ''home-pages'' on the Internet. In addition, NOVA has entered into agreements with several companies which will provide to NOVA encryption services (a security measure) for transactions processed via the Internet. These Internet-related initiatives are still in formative stages and security is the prevailing issue and concern. NOVA, however, is active in the development process and management believes that the Internet may, ultimately, become another distribution channel for NOVA's products and services.

   NOVA-PERKS.   NOVA Perks is a PC-based application that allows a subscribing merchant to design and operate a customized frequent shopper program. This program enables the merchant to promote sales and to track, store and retrieve detailed information about its customers and all of their purchases regardless of the method of payment. Merchants who do not use NOVA for transaction processing services can still utilize NOVA-Perks.

Customer Base

   NOVA's merchant customer base consists primarily of small- to medium-sized merchants, with a historic concentration in the restaurant, specialty retail, furniture, automobile repair and lodging industries. In addition, banks also are customers of NOVA insofar as those banks accept credit card cash advance transactions. While NOVA's merchants vary significantly in size, a typical merchant customer generates approximately $100,000 in annual charge volume. Although NOVA focuses on small- to medium-sized merchants, NOVA also serves a significant number of large merchants and has in place the technical, operational and management infrastructure necessary to continue to serve large merchants. For the years ended December 31, 1998, and 1997, no merchant customer accounted for more than 2.5% of NOVA's revenues. At December 31, 1998, NOVA provided transaction processing services to approximately 450,000 merchant locations nationwide.

   NOVA enters into direct contractual relationships with its merchants, thereby reducing NOVA's financial risks to NOVA in the event any of NOVA's bank alliance partners no longer desire to utilize NOVA's services. In contrast to NOVA's approach, the typical transaction processor/bank relationship involves a processor negotiating with a bank to serve all of the bank's merchants, with the bank maintaining direct control over each merchant relationship. Such a structure exposes the processor to the risk that each of the merchant relationships, and the revenues from those relationships, easily could be jeopardized if, for example, the bank were to sell its merchant business portfolio to an acquiror that provided its own transaction processing services.

Marketing

   NOVA markets its services through three principal channels:

 .    bank alliances, including joint ventures, through which NOVA offers its services to merchants in cooperation with community and regional banks, allowing NOVA to capitalize on the presence of those banks in particular geographic markets;

 .    acquiring or partnering with ISOs that market and sell NOVA's services to merchants, typically in areas where NOVA does not have bank alliances; and

 .    direct sales on behalf of and as a supplement to the bank alliance and
     ISO partnering channels.

   In addition, NOVA engages in marketing efforts that include marketing agreements with various trade and other associations and marketing through value-added resellers that integrate NOVA's transaction processing services with specialized business management software. NOVA's investments in KMS and Elan and its alliances and marketing relationships with Crestar Bank ("Crestar"), MBNA and First Union are the most significant examples of marketing through bank alliances. Each of these relationships enhance significantly NOVA's ability to further its market penetration and increase the size of its customer base through the marketing assistance, support and exclusive merchant referrals provided by the participating banks.

Bank Alliances

   NOVA's principal marketing efforts are directed at forming bank alliances. During 1997 and 1998, NOVA entered into bank alliances with KeyBank, Firstar, Crestar and MBNA in connection with joint venture or portfolio purchase transactions with those banks. Through its relationships with its bank alliance partners, NOVA offers its services to merchants in cooperation with community and regional banks, allowing NOVA to capitalize on the presence of those banks in particular geographic markets. NOVA's bank alliances consist of four types of relationships:

 .    "Acquisition Alliances" consisting of relationships created as a result of
     NOVA's purchase of a bank's merchant portfolio, pursuant to which NOVA provides transaction processing services on a co-branded basis with such bank;

 .    "Joint Venture Alliances" consisting of relationships created through a joint venture, generally in the form of a limited liability company owned jointly by NOVA and a bank, pursuant to which NOVA provides transaction processing services and the bank provides marketing and referral services to the joint venture;

 .    "Agent Bank Alliances" consisting of agent bank relationships pursuant to which the bank purchases NOVA's services and markets and resells those services directly to merchants; and

 .    "Bank Referral Alliances"consisting of bank referral relationships where the bank refers to NOVA merchants who desire or otherwise inquire about transaction processing services.

   Pursuant to its Acquisition Alliances and Joint Venture Alliances, NOVA offers banks the opportunity to transfer management and operational responsibility for their merchant portfolios to NOVA either directly or through the joint venture. NOVA's Acquisition Alliance and Joint Venture Alliance partners continue to offer transaction processing services on a co-branded basis in cooperation with NOVA or the joint venture. In connection with Acquisition Alliances and Joint Venture Alliances, NOVA or the joint venture may maintain transaction processing salespersons on-site at the bank partner's branch locations. The salespersons service existing merchant customers and market and sell NOVA's processing services to new merchant customers. As a result of this structure, NOVA can often effect a nondisruptive transition of services from the merchants' perspective following the creation of the Acquisition or Joint Venture Alliance. To facilitate this transition process and to assist its Acquisition Alliance and

Joint Venture Alliance partners, NOVA has created an intensive training program whereby NOVA's personnel train and educate its Acquisition Alliance and Joint Venture Alliance partners in all aspects of NOVA's transaction processing services, software application products and value-added services.

   NOVA compensates its bank alliance partners through varying means. NOVA typically compensates its Acquisition Alliance partners by remitting to them a residual for each transaction that NOVA processes for merchants attributable to the alliance. NOVA compensates its Bank Referral Alliance partners typically by paying them a one-time referral fee. NOVA does not directly compensate its Agent Bank Alliance partners as they derive revenue by reselling NOVA's services to merchants at a price determined by the agent bank.

   NOVA has expanded its alliance efforts through a marketing agreement with Kessler Financial Services L.P. ("Kessler"), an independent marketing organization. Pursuant to this agreement, Kessler identifies potential alliance or acquisition prospects for NOVA. NOVA's agreement with Kessler is scheduled to expire June 30, 2001, subject to renewal for two additional years unless either NOVA or Kessler gives notice of termination prior to the expiration of the initial term.

   NOVA also employs a direct sales force that markets the services of NOVA on behalf of NOVA's alliance, ISO and joint venture partners. The internal sales force includes a national account sales team that supports Acquisition Alliances and Joint Venture Alliances in signing larger and more technologically sophisticated merchants.

   ISO Partnering. With the acquisition of the merchant portfolio of the Bank of Boulder in December 1994, NOVA made its first significant entry into the ISO marketing channel. NOVA significantly expanded its presence in this channel through the PMT Merger. ISOs are entities that market NOVA's products in conjunction with other products offered by the ISO, such as card readers and related equipment. Generally, ISO partnering involves engaging an ISO to market and sell NOVA's products and services on a non-exclusive basis. An ISO that desires to refer a merchant customer to NOVA will procure the merchant's application and submit it to NOVA on the merchant's behalf. Thereafter, if the application is approved, the ISO will sell or lease point of sale terminals and related hardware and software to such merchant. NOVA compensates ISOs by paying them a residual for each transaction processed by NOVA for merchants referred to NOVA by the ISO. The ISO's determination of whether to refer a particular merchant to NOVA depends on a variety of factors, including the terms of the residual offered by NOVA and the industry in which the merchant conducts its business.

Association Marketing

   Through its association marketing program, NOVA negotiates and enters into marketing agreements with various trade and other associations. Pursuant to these relationships, associations endorse and promote to their membership the transaction processing services provided by NOVA, creating additional opportunities for NOVA to reach small- to medium-sized merchants. NOVA currently has agreements with 300 associations. NOVA expects that its marketing relationship with MBNA will expand NOVA's association marketing opportunities.

Other Marketing Efforts

   In addition to bank alliances, ISO partnering and direct sales and telemarketing, NOVA engages in other marketing efforts that management believes complement and diversify further NOVA's overall marketing strategy:

 .    Marketing Through Value-Added Resellers.  NOVA's marketing efforts are diversified further through the integration of its transaction processing services with the specialized business management software of a growing number of value-added resellers. Value-added resellers perform a marketing function for NOVA since their software often is offered on a fully-integrated basis with NOVA's transaction processing services, creating additional opportunities for NOVA to satisfy the particular needs of its merchant customers.

 .    Procurement and Purchasing Cards. Corporate procurement and purchasing cards are growing in popularity and flexibility of use, and NOVA is exploring opportunities intended to take advantage of this emergence. Although very similar in most respects to bank and charge cards, procurement and purchasing cards are tailored to a specific business and functionality. Purchasing cards may be used, for example, to replace the traditional use of paper-based purchase orders, confirmations and invoices with electronically authorized, processed and recorded transactions. Another illustrative use of a purchasing card is an insurance company that issues purchasing cards to its policy holders for the purchase of medical supplies, prescriptions and services from certain health care providers who have agreed in advance, to accept the insurance company's purchasing cards.

   NOVA periodically reviews its marketing efforts and distribution channels to minimize channel conflict. Although channel conflict among bank alliances, ISO partnering and direct sales marketing may occur, to date NOVA has not experienced any significant conflict while pursuing its overall sales strategy.

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

   Since inception, NOVA has pursued an active acquisition strategy, including the PMT Merger, the engaging in joint ventures and bank alliances.

   NOVA intends to continue to pursue purchases of merchant portfolios and the formation of joint ventures and alliances with other financial institutions in order to facilitate growth, expand NOVA's distribution channels and achieve greater economies of scale. This strategy focuses on the merchant portfolios and related assets of banks and ISOs that no longer desire or are unable to provide efficient and cost-effective transaction processing services. NOVA attempts to structure its acquisitions, joint ventures and alliances both to increase its merchant base and to expand its distribution and marketing capabilities.

   NOVA continues to evaluate potential joint ventures and alliances and purchases of merchant portfolios, and purchases of ISOs. However except as described in this Annual Report on Form 10-K, NOVA currently is not a party to any agreements or understandings with respect to any such material purchases. In addition, each of the First Union Alliance and the Crestar marketing relationship may create additional purchase opportunities for NOVA, as NOVA and each of First Union and Crestar have agreed that NOVA generally may, at its option and subject to agreement on price and other terms, purchase from First Union or Crestar any merchant portfolios purchased by First Union or Crestar through whole-bank or other acquisitions. See ''--First Union Shareholders Agreement.'' There can be no assurances as to the timing of such transactions. There can be no assurance that the First Union Alliance or the Crestar marketing relationship will provide future acquisition opportunities or that any such acquisition opportunities can be completed on terms favorable to NOVA, if at all.

Risk Management

   NOVA views its risk management and fraud avoidance practices as integral to its operations and overall success because of NOVA's potential liability for merchant fraud, charge-backs and other losses. Risk management and fraud avoidance occur initially at the application stage when merchant applications are reviewed against certain criteria to determine acceptance or denial. NOVA utilizes various criteria to accept or deny applications and to determine the rate structure charged, including a review of the applicant's credit history, the industry in which the applicant conducts its business and various other relevant factors. In certain instances, NOVA may require a guarantee or an escrow deposit as a condition to approving an application or place a maximum volume limitation on transactions processed.

   NOVA's principal advantage in its risk management and fraud avoidance capabilities is the ability to run "Witness", its proprietary rule based fraud detection software program against each transaction electronically processed on the NOVA Network before funds are transferred to the merchant in payment for such transaction. This ability is critical to NOVA's overall program to control fraud and manage risk and is an example of NOVA's strategy of leveraging available technologies, and the NOVA Network, to its competitive advantage. Specifically, NOVA's Witness system consolidates files comprised of the day's transaction activity, and transmits such information to its operations center in Knoxville, Tennessee at or prior to the time it sends that information to the merchant accounting vendors for merchant accounting. NOVA's Witness runs against each of the day's transactions processed on the NOVA Network, resulting in a computer-generated identification of potentially fraudulent activity. Once identified, individuals analyze and review the suspect transactions to resolve potential problems. This can be accomplished before funds are transferred to the merchant in payment for such transactions. If NOVA needs more time to review a transaction or series of transactions, however, NOVA can specify that the batches containing the identified transactions be withheld from further processing to allow additional time to attempt to verify the authenticity of such transactions. Witness also allows NOVA to review certain types of transactions on a real time basis. Consequently, NOVA has the ability to intercept and review potentially fraudulent transactions and stop payment or otherwise resolve them, as appropriate, prior to the time when financial liability for such transactions has shifted to NOVA.

   Despite NOVA's risk management and fraud avoidance capabilities, NOVA is unable to identify all fraudulent transactions resulting in financial exposure to NOVA. Further, until NOVA converts each newly acquired merchant account to NOVA's merchant accounting processors, NOVA is unable to apply fully its risk management and fraud avoidance practices to such merchant accounts.

   In connection with portfolio purchases, NOVA reviews any merchant portfolio that it proposes to purchase. The review process includes analyzing the composition of the portfolio, applying uniform standards and underwriting guidelines developed by NOVA to the portfolio and identifying any high-risk merchants contained in the portfolio. Upon completion of this review, NOVA determines whether the portfolio meets NOVA's standards and guidelines and is otherwise a suitable acquisition target. If NOVA decides to proceed with the proposed purchase, NOVA will focus on the high-risk merchants identified by its review and attempt to manage the risk associated with such merchants. Typically, NOVA will seek to exclude high-risk merchants from the portfolio purchase, require the seller of the merchant portfolio to establish a reserve account or require the seller of the merchant portfolio to indemnify NOVA for any liability associated with such merchants. The experience accumulated by NOVA during the course of its purchases is constantly drawn upon to refine NOVA's due diligence procedures and practices, and management expects to continue to improve its due diligence efforts. Nevertheless, the Company can give no assurance that its due diligence process will identify all high-risk merchants or that NOVA will otherwise assess properly the risk attributes of any purchased portfolio.

Merchant Accounting and Clearing Bank Relationships

   NOVA relies upon third parties vendors to provide merchant accounting and clearing bank services to NOVA and its merchant customers. In each of these instances, NOVA has engaged multiple providers to safeguard against the loss of services or quality of any one of these providers.

   Merchant Accounting.   Merchant accounting services consist of reorganizing
and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis, and forwarding this data to the credit card associations for ultimate payment. These services are provided by our merchant accounting vendors. We are also currently developing internal systems to provide our own merchant accounting services beginning in 1999.

   Clearing Bank Arrangements.   NOVA's clearing banks receive payment for
merchant transactions from credit card associations (net of fees payable to the credit card associations and card issuing banks), from which the clearing banks remit payment to the merchant for the gross amount of the merchant's transactions. Once each month, NOVA collects applicable merchant discount and other fees from each merchant for transactions effected and services provided during the preceding month. NOVA, along with all other nonbank transaction processors that process VISA and MasterCard transactions, must be sponsored by a financial institution that is a principal member of the VISA and MasterCard credit card associations in order to process these bankcard transactions. Through each of Regions Bank, Bank of the West, Imperial Bank, FNBO, Zions
Bank, Firstar, KeyBank and FUNB, which serve as member clearing banks for NOVA, NOVA is registered with VISA and MasterCard as a certified processor and member service provider. While NOVA's registration as a certified processor and member service provider is necessary in order for NOVA to process VISA and MasterCard transactions, management believes that the revocation of such registrations is unlikely and inconsistent to the objectives of both the credit card associations and the clearing banks because of the adverse effect such action would have on the continuity of credit card acceptance.

   NOVA's agreements with its principal member clearing banks generally provide that the merchant relationship is controlled by NOVA. Accordingly, NOVA generally is not obligated to continue to utilize the clearing services of these banks, and may transfer the clearing functions to another principal member clearing bank (i.e., any member of the VISA and MasterCard associations), although there can be no assurance that NOVA would be able to find a financial institution to sponsor it on terms acceptable to NOVA.

   Effective May 1, 1997, MasterCard approved changes to its Member Service Provider ("MSP") rules to, among other things, differentiate between ISOs which perform merchant and cardholder services and third party processors ("TPPs"), such as NOVA. The new MSP rules implement a Processor Certification Program requiring NOVA and other TPPs to register as a TPP with MasterCard. NOVA is currently registrated as a "Type II" TPP. With the PMT Merger, NOVA now believes it can satisfy certain criteria including requirements as to the number of merchant accounts serviced, processing volume and concentration of risk for "Type I" TPP registration and has initiated the registration process. All Type I TPPs must undergo annual reviews by MasterCard, including a review of processing performance, authorization host availability, authorization response time and call referral merchant response. Type I TPPs also must be financially sound and
maintain adequate financial resources.   The benefits to participating as a Type
I TPP are representation in the certification group program, eligibility for MasterCard's Annual Certification, monthly benchmarking reports accessibility, operational support, and support in implementing performance improvement programs.

Customer Service and Support

   NOVA is dedicated to providing reliable and effective customer service and support to its merchant customers. The information access and retrieval capabilities of the NOVA Network, where real-time information is available to NOVA's customer service representatives, allow NOVA to provide a level of customer service and support to small- to medium-sized merchants historically available only to much larger merchants. For example, any of NOVA's customer service representatives may access, on a real-time basis, all of the relevant information pertaining to any particular merchant that may call and ask for assistance. NOVA also has implemented an on-line, informational database that provides NOVA's customer service representatives user-friendly access to an array of additional information relative to NOVA's services, products and systems, which often allows NOVA to more quickly and effectively resolve customer service inquiries.

   NOVA maintains a 24-hours-a-day, seven-days-a-week helpline at its operations center in Knoxville, Tennessee. NOVA measures the efficiency of its customer service through certain quantitative data such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. NOVA has developed comprehensive programs and procedures for training its approximately 250 full-time customer service representatives to assist NOVA's merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. Management is dedicated to providing outstanding customer service and support and continually reviews its policies and procedures in an effort to improve these services.

Proprietary Rights

   NOVA has developed proprietary software for use in four principal areas: (i) applications for POS terminals and PCs; (ii) transaction switching; (iii) the NOVA Network; and (iv) customer service and charge-backs. NOVA regards its proprietary software as protected by trade secret and copyright laws of general applicability. NOVA attempts to safeguard its software through the protection afforded by the above-referenced laws, employee and third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy, obtain or reverse engineer certain portions of NOVA's software or to otherwise obtain or use other information NOVA regards as proprietary. While NOVA's competitive position may be affected by its ability to protect its software and other proprietary information, management believes that the protection afforded by trade secret and copyright laws are less significant to NOVA's success than other factors such as the knowledge, ability and experience of NOVA's personnel and the continued pursuit and implementation of its operating strategies.

   As the number of software application products in the transaction processing industry increases, and as the functionality of such products further overlaps, third parties could assert that NOVA's software application products infringe or may infringe the proprietary rights of such entities. These third parties may seek damages from NOVA as a result of such alleged infringement, demand that NOVA license certain proprietary rights from them or otherwise demand that NOVA cease and desist from its use and/or license of the allegedly infringing software. Although management is not currently aware of any alleged infringement issues, any such action, if it were to occur, may result in protracted and costly litigation or royalty arrangements or otherwise have a material adverse effect on NOVA's financial condition and results of operations.

   NOVA currently licenses certain software from third parties to supplement its internal software and technology development and to shorten time-to-market software application product deliveries. For instance, NOVA licenses the software for NOVA Time. Management believes that it will be necessary to continue this practice in the future, although there can be no assurance that NOVA will be able to do so on favorable terms or at all.

   NOVA's servicemarks include INNRESPONSE, INNSYNCHRA MASS TRANSACT, NOVA, NOVA Information Systems, NOVA-PERKS, NOVA ACS, NOVA REMOTE ACS, NOVA CLOCK, NOVA ENCOMPASS, NOVA GRATUIT, NOVALODGE, NOVA SHADOW PAY, NOVA TIME, NOVA TRANSPORT, NOVA WEBWAY, ON-SET, PC TRANSACT_IT, POS CONTROL, TRAVERSE. To date, however, NOVA only has sought to have "NOVA," "NOVA-PERKS" AND ON-SET registered with the U.S. Patent and Trademark Office ("PTO"). NOVA's application to register "NOVA" was refused and allowed to lapse without contesting the refusal. NOVA-PERKS is registered with the PTO, and the application for ON-SET is currently pending.

Competition and Consolidation

   The market for providing credit, charge and debit card transaction processing services to the small- to medium-sized merchant segment served by NOVA is highly competitive. The level of competitiveness has increased significantly since NOVA's inception and this trend is expected to continue. NOVA competes in this market segment on the basis of price, the availability of related products and services, the quality of customer service and support, and transaction processing speed, quality and reliability. NOVA's principal competitors in this market segment include other smaller vertically integrated processors, community and regional banks and ISOs and, increasingly, the ten largest bankcard processors. Several of NOVA's competitors and potential competitors have greater financial, technological, marketing and personnel resources than NOVA, and there can be no assurance that NOVA will continue to be able to compete successfully with such entities. In addition, the competitive pricing pressures that would result from any increase in competition would adversely affect NOVA's margins and may have a material adverse effect on NOVA's financial condition and results of operations.

   According to industry sources, the ten largest bankcard processors accounted for approximately 69% of the total charge volume processed in 1997, the latest year for which statistics are avilable. The largest bankcard processor accounted for approximately 16% of the total charge volume processed in 1998.

   NOVA believes that it has reached a sufficient size whereby economies of scale allow it to offer competitive pricing. However, certain of NOVA's competitors may have lower costs which could potentially give them an advantage. As a result of its experience in payment processing, NOVA has been able to develop operating efficiencies that NOVA believes allow it to competitively bid for new business. In addition, NOVA has continually made technological improvements and is thus able to respond to the unique needs of merchants in various industries. Management believes that the quality, speed and reliability of the NOVA Network and the breadth, flexibility and user-friendliness of its software application products and services constitute a competitive advantage. NOVA intends to maintain its strategy of focusing on small- to medium-sized merchants because management believes this market segment is somewhat less price sensitive than larger accounts.

   NOVA faces increasing competition from other transaction processors for available acquisition opportunities. In addition, community and regional banks, which serve as a marketing channel for NOVA's services and whose transaction processing businesses have been NOVA's primary source of acquisition opportunities, have been undergoing extensive consolidation reflective of underlying trends in the financial institutions industry and unrelated to their transaction processing businesses. As a result, smaller banks that may have sought to divest themselves of their transaction processing businesses may be acquired by banks that compete with NOVA or banks that have a relationship or alliance with one or more competitors of NOVA, thus potentially depriving NOVA of distribution channels and/or acquisition opportunities.

Banking Regulation

   As a result of First Union's ownership interest in NOVA, NOVA has become subject to certain banking laws, regulations and orders (collectively, the "Banking Laws"). For example, NOVA is now subject to the supervision and examination of the Office of the Comptroller of the Currency (the "OCC"), one of the principal banking regulatory bodies (although management does not believe it is likely that the OCC would ever exercise this supervisory and examination authority). In addition, the OCC reviewed extensively the KMS joint venture, the First Union Alliance and the Elan joint venture and the terms thereof, and the OCC's written approval was required in order to consummate those transactions. To facilitate First Union's compliance with the Banking Laws, and to allow First Union to obtain any required consents or approvals, NOVA has agreed to notify, and obtain approval from, First Union before NOVA enters into any business activities substantially different from the business activities NOVA currently conducts. Pursuant to the KMS joint venture and the Elan joint venture and to the extent required by the Banking Laws, NOVA may be required to take certain measures in the event either NOVA or the limited liability companies formed pursuant to the transactions enters into or acquires any other entity which is engaged in a business that is substantially different from the business activities NOVA, or the limited liability companies, currently conduct. Such measures may include applying for any required regulatory consents, or assisting either KeyBank, Firstar, or the limited liability companies, as the case may be, to prepare such applications. If the required consents and approvals are not received, NOVA may not engage in the new business activity.

Employees

   At February 28, 1999, NOVA had 1,812 full-time employees, and 23 part-time employees. None of NOVA's employees are represented by a collective bargaining agreement nor has NOVA ever experienced any work stoppage. Management believes that NOVA's relationship with its employees is good.

   In December 1998, NOVA accelerated its conversion and consolidation of the operations of its PMT and its subsidiaries into NOVA's operations. As part of this consolidation, NOVA is moving PMT's Nashville, Tennessee operations to NOVA's existing facilities in Atlanta, Georgia and Knoxville, Tennessee. NOVA anticipates that the consolidation will result in a reduction in work force of approximately 275 employees.

Certain Risks Associated with the Business of the Company

   In addition to the risks and other considerations discussed elsewhere in this report, set forth below is a discussion of certain risk factors relating to the Company's business and operations. These risk factors are drafted in "Plain English" format in accordance with Rule 421 of the Securities Act. Accordingly, references to "we" and "our" refer to NOVA and its subsidiaries.

Our Dependence upon VISA and MasterCard Registration and Financial Institution Sponsors

   We must be sponsored by a financial institution that is a principal member of the VISA and MasterCard credit card associations in order to process bankcard transactions. Our designation with VISA and MasterCard as a certified processor and our status as a member service provider are dependent upon the sponsorship of member clearing banks and our continuing adherence to the standards of the VISA and MasterCard credit card associations. The member financial institutions of VISA and MasterCard set these standards. Some of the member financial institutions of VISA and MasterCard provide transaction processing services in direct competition with our services. In the event we fail to comply with these standards, VISA or MasterCard could suspend or terminate our designation as a certified processor or our status as a member service provider. The termination of our member service provider registration or our status as a certified processor, or any changes in the VISA or MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for VISA or MasterCard, would have a material adverse effect on our business, financial condition and results of operations. See "Business--Merchant Accounting and Clearing Bank Relationships."

Risks Associated with Our Merger and Acquisition Strategy

Increased Consolidation in the Marketplace Has an Impact on Price and Availability of Acquisition, Joint Venture and Alliance Opportunities

   Historically, our growth strategy has been materially dependent upon the purchase of additional merchant portfolios and acquisition of operating businesses and transaction processing assets. We face significant competition from other transaction processors for available acquisition, joint venture and alliance opportunities. This competition has an impact NOVA's ability to consummate of acquisitions, joint ventures and alliances on acceptable terms. In addition, in recent years community and regional banks, whose transaction processing businesses have been our primary source of acquisition opportunities, have undergone extensive consolidation unrelated to their transaction processing businesses. As a result, our financial institution competitors or financial institutions that have a relationship or alliance with one or more of our competitors may acquire smaller banks that may have sought to divest themselves of their transaction processing businesses. These acquisitions potentially deprive us of acquisition opportunities. We cannot give any assurances that the historical or current level of acquisition opportunities will continue to exist, that we will be able to acquire merchant portfolios, operating businesses and transaction processing assets that satisfy our criteria, or that any such transaction will be on favorable terms.

We May Be Unable to Accurately Analyze Risks Associated with Purchased Merchant Portfolios, Joint Ventures or Business Combinations

   When we evaluate a potential purchase of a merchant portfolio, joint venture or business combination, we conduct a due diligence review of the related merchant portfolio. The review process includes analyzing the composition of the merchant portfolio, applying our uniform standards and underwriting guidelines to the merchant portfolio and attempting to identify high-risk merchants included in the merchant portfolio. Notwithstanding these due diligence efforts, however, it is not possible to properly assess all of the risk attributes associated with a purchased or otherwise acquired portfolio or otherwise identify all of the high-risk merchants. Incorrect risk assessments of our purchased or otherwise acquired portfolios may result in excessive losses from chargebacks or merchant fraud. See "Business--Risk Management."

We May Experience Higher than Anticipated Costs and Expenses in the Event of Delays in the Conversion of Merchant Portfolios to Our Network

   At the time of consummation of merchant portfolio purchases, business combinations or joint ventures, merchants in a purchased portfolio typically are not operating on the NOVA Network and may not use the same merchant accounting processors that we use. Until we convert each newly-purchased merchant to the NOVA Network and our merchant accounting processors:

 .    we do not fully realize the anticipated cost savings and synergies from the portfolio purchase, business combination or joint venture;

 .    we have little, if any, control over the performance of the other networks and processors;

 .    we typically are not able to apply fully our risk management and fraud avoidance practices to these merchants; and

 .    we must continue to pay third parties for processing services, which reduces our economic benefits in the merchant portfolio.

   In certain circumstances, third party processors may claim an ownership interest in certain of the purchased merchant relationships to which they are party. If those claims are successful, they could impede the conversion and, correspondingly, reduce the cost savings and synergies anticipated to be gained by virtue of the purchased or otherwise acquired portfolio.

   As a result of our acquisition of PMT, our purchase of the CoreStates merchant portfolio the KMS joint venture, and other smaller acquisitions, the magnitude, scope, timing, duration and expense of the conversion of the PMT, CoreStates and KeyBank and other merchant portfolios will, in the aggregate, be greater than any conversion that we have previously undertaken. Our failure to complete these conversions in accordance with management plans could have a material adverse effect on our financial condition and results of operations. See "Business--Significant Joint Ventures, Alliances and Marketing Arrangements."

Our Acquisition Strategy Will Require Substantial Capital Resources and Additional Indebtedness

   Our acquisition strategy will require substantial capital resources, and is likely to result in the need for additional indebtedness. We cannot give any assurances that we will be able to obtain financing for future acquisitions on favorable terms.

Risks Associated with Joint Venture Alliances

The Success of Our Joint Ventures Is Dependent Upon the Continued Cooperation of Our Joint Venture Partners

   The Elan joint venture and the KMS joint venture involved the creation of a newly-formed limited liability company that we jointly own, manage and service with Firstar or KeyBank, as the case may be. As a result, our continued cooperation with each of Firstar and KeyBank is important to the success of the joint ventures. We cannot give any assurance that our relationship with either Firstar or KeyBank will continue to be cooperative and, accordingly, there can be no assurance that we will realize the anticipated economic benefits from the joint ventures. Further, the management and provision of processing services to each of the joint ventures imposes increased administrative, managerial and technological demands on our infrastructure and related systems, and there can be no assurance that we will meet successfully such material demands and requirements. See "--Continued Consolidation in the Banking Industry May Adversely Affect Our Marketing Channels."

Termination of Our Joint Ventures with Firstar and KeyBank Could Have an Adverse Impact on Our Financial Condition and Results of Operations

   Our joint ventures with Firstar and KeyBank were formed for definitive terms subject in each case to renewal provisions, but are subject to earlier termination by us or Firstar or KeyBank under a variety of circumstances. In the event of early termination, or upon termination of either joint venture upon expiration of its term, the then-current assets and merchant portfolio of the terminated joint venture are subject to "repurchase rights" by either us or Firstar or KeyBank depending on the circumstances of termination. For example, each of the joint ventures imposes upon us certain standards with respect to the performance of our processing services. In the event we breach these standards and do not cure the breach, Firstar or KeyBank, as the case may be, would have the right to purchase our interest in the respective joint venture. If either Firstar or KeyBank purchases our interest in the respective joint venture, we would experience a significant decrease in the number of merchant locations that we serve and the aggregate sales volume that we process. This type of decrease could have a material adverse effect on our financial condition and results of operations. Further, when we evaluated the joint ventures, and established a purchase price in connection with our investment in the joint ventures, we assumed the continuance of each of the joint ventures for a minimum term. We may not realize the anticipated economic and marketing benefits from the joint ventures in the event one or both is terminated early.

High Levels of Competition May Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations

   The credit, charge and debit card transaction processing services business is highly competitive. The level of competition has increased significantly in recent years and we expect this trend to continue. Several of our competitors and potential competitors have greater financial, technological, marketing and personnel resources, and we are uncertain whether we will continue to be able to compete successfully with such entities. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition and results of operations.

Continued Consolidation in the Banking Industry May Adversely Affect Our Marketing Channels

   We market our services through several different marketing channels, including through our joint ventures and alliances with banks. In the event that there is continued significant consolidation in the banking industry, banks that market our services through joint ventures, alliance relationships, and otherwise may be acquired by banks with which we compete or by banks that have a relationship or alliance with one or more of our competitors, thus potentially depriving is of a distribution channel. For instance, each of Firstar and Crestar Bank, with whom we have an alliance relationship, recently engaged in a business combination transaction with a third party financial institution.
While we do not believe that these business combinations will have a material adverse effect on our relationship with either Firstar or Crestar, we are not certain that the resulting entities in such business combinations will support our respective relationships in the same manner and to the same degree as their predecessors. See "Business--Significant Joint Ventures, Alliances and Marketing Arrangements."

Increased Merchant Attrition May Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations

   We experience attrition in our merchant base in the ordinary course of business resulting from several factors, including business closures, losses to competitors and conversion-related losses. In addition, substantially all of our contracts with merchants may be terminated by us or the merchant upon prior notice of 30 days or less. Increased merchant attrition may have a material adverse effect on our financial condition and results of operations. We cannot give any assurances that we will not experience higher rates of merchant attrition in the future, particularly in connection with purchased merchant portfolios and the acquisition of PMT.

We Are Dependent on Our Merchant Accounting Relationships with Third Parties

   We outsource certain merchant accounting services to our merchant accounting vendors. These services consist of reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis, and forwarding this data to the credit card associations for ultimate payment. If our Merchant Accounting Vendors do not continue to perform these services efficiently and effectively, our relationships with our merchant customers may be adversely affected and merchants may terminate their processing agreements. We currently are developing internal systems to provide our own merchant accounting services, and began to pilot these systems with 20,000 merchants in 1999. However, if our Merchant Accounting Vendors terminate their agreements with us prior to completion and implementation of our internal systems, we would have to seek alternative outsourcing arrangements to provide these merchant accounting services. We are not certain whether we could locate alternative outsourcing arrangements on terms as favorable to us as the existing contracts.

Accordingly, termination of the agreement with any merchant accounting vendor could have a material adverse effect on our business, financial condition and results of operations.

Increases in Interchange Rates May Adversely Affect Our Profitability

   VISA and MasterCard have increased their respective interchange rates each year. Although we historically have reflected these increases in our pricing to merchants, there can be no assurance that merchants will continue to assume the entire impact of the future increases or that transaction processing volumes and merchant attrition will not be adversely affected by the increases.

Increases in Chargebacks May Adversely Affect Our Profitability

   When a billing dispute between a cardholder and a merchant is resolved in favor of the cardholder, the transaction is "charged back" to the merchant and the amount of the transaction is credited to the cardholder. Reasons for billing disputes include, among others:

 .  nonreceipt of merchandise or services;

 .  unauthorized use of a credit card; and

 .  quality of the goods sold or the services rendered by that merchant.

   If we or our clearing banks are not able to collect chargeback amounts from a merchant's account, or if the merchant refuses or is not able due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder. We attempt to reduce our exposure to such losses by performing periodic credit reviews on our merchant customers and adjusting rates based, in part, on the merchant's credit risk, business or industry. However, we cannot give any assurances that we will not experience significant losses from chargebacks in the future. Increases in chargebacks not paid by merchants may have a material adverse effect on our business, financial condition and results of operations. See "Business--Risk Management."

We Bear the Risk of Fraud Committed by Our Merchant Customers

   We bear the risk of losses caused by fraudulent credit card transactions initiated by our merchant customers. Examples of merchant fraud include inputting false sales transactions or false credits. We monitor merchant transactions against a series of standards developed to detect merchant fraud. Despite our efforts to detect merchant fraud, it is possible that we will experience significant amounts of merchant fraud in the future, which may have a material adverse effect on our business, financial condition and results of operations. See "Business--Risk Management" and "Business--Customer Base."

We Are Dependent Upon MCI WorldCom for Telecommunications Services

   Our proprietary telecommunications network, the NOVA Network, is a critical component of our transaction processing services. MCI WorldCom provides to us long-distance and local telecommunications access and technical support for the NOVA Network. This agreement expires July 1, 2001, although we have the right to terminate the agreement earlier in the event of quality deficiencies in MCI WorldCom's service. If the agreement is terminated or not renewed, we would be required to utilize the long-distance and local telecommunications access of another long-distance provider, which may increase our expenses for network services, resulting in a material adverse effect on our financial condition and results of operations. MCI WorldCom owns approximately 2.6% of the outstanding common stock and has a representative on our Board of Directors. It is possible that conflicts of interests between MCI WorldCom and NOVA will arise and that such conflicts may not be resolved in a manner favorable to us. See "Business-- Technology."

We May Become Subject to Certain State Taxes That Currently Are Not Passed through to Our Merchants

   We, like other transaction processing companies, may be subject to state taxation of certain portions of our fees charged to merchants for our services. Application of this tax is an emerging issue in the transaction processing industry and the states have not yet adopted uniform guidelines. If we are required to pay such taxes and are not able to pass this tax expense through to our merchant customers, our financial condition and results of operations could be adversely affected.

We Must Continue to Update and Develop Technological Capabilities and New Products in Order to Compete

   Because the transaction processing industry and the software application products and value-added services of the type that we offer have been characterized by rapidly changing technology and the development of new products and services, we believe that our future success will depend, in part, on our ability to continue to improve our products and services and to offer our merchant customers new products and services. We cannot give any assurances that we will continue to develop successful new products and services or that our newly-developed products and services will perform satisfactorily or be widely accepted in the marketplace. See "Business--Software Application Products and Value Added Services."

We Experience Fluctuations in Our Quarterly Operating Results

   We have experienced and expect to continue to experience significant seasonality in our business resulting in fluctuations in our quarterly operating results. We typically realize higher revenues in the third calendar quarter and lower revenues in the first calendar quarter, reflecting increased transaction volumes during the summer months and a significant decrease in transaction volume during the period immediately following the holiday season. The timing of purchases of merchant portfolios and joint ventures and the timing and magnitude of expenses for merchant portfolio conversions also affect our quarterly results. Fluctuations in operating results may result in volatility in the price of our common stock.

Our Need to Retain the Services of Mr. Grzedzinski

   Our success depends largely on the efforts and skills of our executive officers and key employees, particularly Edward Grzedzinski. The loss of the services of one or more of these persons could materially adversely affect our business, financial condition and results of operations. We have entered into employment agreements with Mr. Grzedzinski and other members of management.



A Significant Portion of Our Assets Consists of Intangible Assets

   A substantial portion of our assets are intangible assets related to purchased merchant portfolios or business operations. In the event of a material decline in revenues generated from any of our purchased merchant portfolios or business operations that reduces the fair value of the portfolio or operations, we would be required to reduce the carrying value of the related intangible asset. Additionally, changes in accounting policies or rules that affect the way in which we reflect these intangible assets in our financial statements, or the way in which we treat the assets for tax purposes, could have a material adverse effect on our financial condition.

Agreements Limit Our Ability to Engage in Other Businesses and Impose Territorial Restrictions

   In connection with the First Union Alliance, we agreed to notify and to obtain approval from First Union before we enter into any business activities substantially different from the business activities we currently conduct. Likewise, our joint venture agreements with Firstar and KeyBank provide that, to the extent required by applicable banking laws and regulations, we may be required to take certain measures in the event we or the joint ventures enter into or acquire any other entity which is engaged in a business that is substantially different from our current business activities. These measures may include applying for any required regulatory consents, or assisting either KeyBank, Firstar, or our joint ventures in preparing the required applications. If the bank regulatory authorities do not grant the required consents and approvals, we may not engage in the new business activity.

   In connection with the First Union Alliance, our purchase of the merchant portfolio of Crestar Bank and our joint ventures with Firstar and KeyBank, we agreed that we will not, without the prior consent of the affected entity, enter into certain marketing or, in certain instances, acquisition or purchase agreements with third parties located in specified geographic areas where, as of the date of such transactions, any of First Union, Crestar, Firstar or KeyBank maintain a significant banking presence. The effect of these territorial restrictions is to limit in certain respects our ability to directly seek or take advantage of certain business or marketing opportunities other than through a venture with our regional bank partners. The agreements generally do not prohibit us from pursuing transactions indirectly through the respective alliance or joint venture.

Our Articles of Incorporation May Inhibit a Takeover of NOVA

   Our Articles of Incorporation permit the Board of Directors to issue up to 5,000,000 shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. The issuance of preferred stock could discourage bids for the outstanding shares of common stock at a premium and have a material adverse effect on the market price of the common stock.

   Three of Our Shareholders and Our Directors and Executive Officers Own or Control a Significant Amount of Our Common Stock and Could, Therefore, Influence Our Affairs

   As of March 29, 1999, Warburg, Pincus Investors L.P. and its affiliates ("Warburg"), First Union, MCI WorldCom and the executive officers and directors of NOVA own beneficially an aggregate of 24.9% of NOVA's outstanding common stock. As a result of such stock ownership, these shareholders, if acting together or in certain combinations, would be able to exert influence on matters requiring approval by our shareholders, including the election of directors.

The Price of Our Common Stock Has Been Volatile and Could Continue to Fluctuate Substantially

   Our common stock is traded on the New York Stock Exchange. Since our initial public offering in May 1996, there has been and may continue to be significant volatility in the market for the common stock, based on a variety of factors, including the following:

 .  future announcements concerning us or our competitors;

 .  changes in quarterly operating results;

 .  the gain or loss of significant contracts;

 .  the entry of new competitors into our markets;

 .  changes in management;

 . announcements of technological innovations or new products by us or our competitors; and

 .  other events and circumstances some of which are beyond our control.

Future Sales of Our Common Stock Could Cause the Price of Our Shares to Decline

   Sales of a substantial number of shares of our common stock in the public market could cause the price of the common stock to decline and could impair our ability to raise equity capital. As of March 29, 1999, we have outstanding approximately 72,819,789 shares of common stock. An additional 8,318,696 shares of common stock that may be issued in the future upon exercise of options granted and to be granted under our stock option plans have been registered under the Securities Act and therefore will be freely tradeable when issued, subject to the volume and certain other conditions of Rule 144 promulgated under the Securities Act in the case of shares to be sold by our affiliates. Options and warrants for the purchase of approximately 6,559,769 shares of common stock were outstanding as of March 29, 1999, of which, options and warrants for 2,758,699 shares were exercisable.

ITEM 2.   PROPERTIES

NOVA's principal executive offices are located in Atlanta, Georgia and consist of approximately 38,000 square feet that are leased pursuant to an agreement scheduled to expire November 30, 2001. All facilities are used primarily for administrative, sales and marketing, and operational functions. The following table describes the principal facilities being used in connection with NOVA's operations:

                               Approximate
Properties                     Square Footage        Lease/Own     Location
----------                     --------------        ---------     --------

Corporate Headquarters             38,000              Lease       Atlanta, GA
Sales Center                       29,000              Lease       Dunwoody, GA
Operations Center*                140,000              Own         Knoxville, TN
PMT Corporate Offices**           100,000              Lease       Nashville, TN

The Company also occupies other leased properties totaling approximately 90,000 square feet in various locations to support sales and operations.

---------
  * The operations centers consist of 140,000 square feet in two primary buildings. The original 26,000 square foot facility is leased pursuant to a sublease agreement scheduled to expire September 1, 2003. NOVA expanded into its new 84,000 square foot operations center during the third quarter of 1998. This facility is part of the 112,000 square foot building that was purchased during 1998. The remaining 28,000 will be reserved for future expansion or sub-lease to third parties.

 ** The corporate offices were the headquarters of PMT prior to the PMT Merger.
    As part of the consolidation plans initiated in the fourth quarter of 1998, the facility will be vacated and sublease tenants sought under a term lease agreements.

NOVA believes that its facilities are suitable and adequate for its business needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

   NOVA has been involved from time to time in litigation in the normal course of its business. While management is aware of and dealing with certain pending or threatened litigation, management does not believe that such matters, individually or in the aggregate, will have a material adverse effect on the financial condition of NOVA.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of NOVA's shareholders during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4(A).   EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of NOVA as of March 26, 1999.

   Each executive officer will serve until a successor is elected or appointed and qualified, or until such officer resigns or is removed by the board of directors.

   Edward Grzedzinski, 44, has served with NOVA or its predecessor since February 1991, most recently as a director, Chairman of the Board, President and Chief Executive Officer. He co-founded NOVA's subsidiary and predecessor, NOVA Information Systems, as its Chief Operating Officer in 1991 and was named Chief Executive Officer in September 1995. Mr. Grzedzinski has over 12 years experience in the bankcard industry.

   James M. Bahin, 54, has served with NOVA or its predecessor since January 1992, most recently as a director, Vice Chairman of the Board, Chief Financial Officer and Secretary. Prior to joining NOVA, Mr. Bahin served in various officer capacities with Fuqua Industries, Inc., a diversified manufacturing and service company, most recently as Senior Vice President of Operations. Mr. Bahin has over 25 years of financial and management experience. Mr. Bahin has indicated his plan to retire from his position as Chief Financial Officer prior to the end of 1999. The Company expects that such retirement will be effective prior to the end of the second quarter of 1999. Mr. Bahin continue to serves as a member of the NOVA Board of Directors.

   Pamela A. Joseph, 40, has served with NOVA or its predecessor since July 1994, most recently as Senior Executive Vice President and Chief Information Officer. Prior to joining NOVA, Ms. Joseph served for over two years as Director, New Market Development, for VISA and for eight years in various management positions at Wells Fargo Bank.

   Richard M. Roberts, 40, joined NOVA in September 1998 as a director, Vice Chairman of the Board and Chief Executive Officer of PMT pursuant to the PMT Merger. Prior to joining NOVA, Mr. Roberts served as Chairman of the Board and Chief Executive Officer of PMT, which he co-founded in 1984. He was previously employed by Comdata Network, Inc. as a national sales representative. Mr. Roberts resigned as Chief Executive Officer of PMT effective December 31, 1998. He continues to serve as a director of NOVA.

   Gregory S. Daily, 39, joined NOVA in September 1998 as a director, Vice Chairman of the Board and President of PMT pursuant to the PMT Merger. Prior to joining NOVA, Mr. Daily served as a director, President and Treasurer of PMT, which he co-founded in 1984. He was previously employed with Comdata Network, Inc. as a telemarketing representative. Mr. Daily resigned as President of PMT effective December 31, 1998. He continues to serve as a director of NOVA.

   Nicholas H. Logan, 38, joined NOVA in September 1998 as Executive Vice President, Emerging Markets, and currently serves as President and Chief Operating Officer of PMT. Prior to joining NOVA, Mr. Logan served as Senior Group Vice President of Business Development for Cardservice International from 1990 to 1998. From 1994 to 1995, he held various executive level positions in sales and marketing with Harbridge Merchant Services and Card Establishment Services. Mr. Logan has over eleven years of experience in the bankcard industry.

   John M. Perry, 42, has served with NOVA since 1996, most recently as President and Chief Operating Officer of NOVA Information Systems. Before coming to NOVA, he served as Executive Vice President and Chief Operating Officer of First Data Corporation's Client Merchant Services Division. For over seven years prior to that, he held various executive level management, sales and marketing positions with Card Establishment Services, Harbridge Merchant Services, VISA USA and Wells Fargo Bank.

   Rebecca L. Powell, 46, has served with NOVA or its predecessor since February 1991, most recently as Executive Vice President, Merchant Services and Operations. Prior to joining NOVA, Ms. Powell served for 20 years in various management positions with National Data Corporation.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   In accordance with General Instruction G(2) of Form 10-K, the section entitled "Shareholder Information" of NOVA's 1998 Annual Report to
Shareholders is incorporated herein by reference and filed as part of Exhibit 13 to this Report.

Recent Sales of Unregistered Securities

   In January 1998, NOVA granted Kessler Financial Services, L.P. ("Kessler") warrants to purchase 50,000 shares of common stock of NOVA (the "Kessler Warrants"). The Kessler Warrants were granted as consideration for Kessler providing to NOVA certain marketing and referral services pursuant to a marketing agreement. The transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

                                                1998       1997        1996        1995        1994
                                           ------------------------------------------------------------
                                                     (In thousands, except per share data)
Net Sales                                  $1,145,664  $ 680,872    $529,279    $292,698    $203,794
Net Income (loss)                             (12,779)    37,899      19,148      11,265       2,357
Total Assets                                   62,555    426,432     341,323     150,153     105,155
Long-term debt and capital lease
  obligations, less current portion            23,025     52,001      22,175      50,176      32,954
Per common share:
Net income    -Basic                            (0.18)      0.60        0.32        0.25          --
              -Diluted                          (0.18)      0.58        0.32        0.25          --
Cash dividends declared                            --         --          --          --          --

This summary unaudited combined condensed financial information reflects the September 1998 PMT Merger which was accounted for as a pooling-of-interests; accordingly, the separate historical financial results of NOVA and PMT have been combined in this table and throughout the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF
                                   OPERATIONS

Overview

   Since the incorporation of NOVA's predecessor, NOVA Information Systems, in February 1991, NOVA Corporation has grown in dollar volume processed to the fourth largest integrated transaction processor in the United States, leading to significant increases in revenues and improved operating efficiencies. This growth has been fueled by NOVA's marketing programs and through a series of strategic merchant portfolio purchases and acquisitions, joint venture agreements, and long-term banking alliances that provide a channel for merchant portfolio purchases, as well as long-term exclusive marketing arrangements.

   NOVA's portfolio purchases, joint venture investments, and marketing alliances provide significant strategic and financial benefits including: (1) enhanced distribution channels to facilitate growth in transaction volume, (2) expansion of the number of merchant locations served, (3) further geographic diversification of NOVA's portfolio, and (4) economies of scale derived from substantial increases in transaction processing volume.

Significant Developments

   The PMT Merger enables NOVA to integrate two unique sales channels, while leveraging NOVA's existing in-house technologies of NOVA. Following the PMT Merger, NOVA has continued to focus on the processing sector comprised primarily of small- to medium-sized merchants, who historically have been overlooked and could benefit from the advantages of value-added services usually offered only to large merchants. The ISO's that operate as subsidiaries of PMT provide an existing customer pipeline for processing over the NOVA Network and NOVA's sophisticated client/server platforms. From its origin, NOVA has invested significant capital to develop, expand and enhance an integrated technology platform of hardware, software applications and network architecture to process large volumes of transactions.

   Concurrent with the PMT Merger in the third quarter of 1998, NOVA recorded transaction costs of $15.5 million. During the fourth quarter of 1998, as the plans for the integration and consolidation of PMT were finalized, NOVA recognized an additional $75.2 million as the cost of implementing these plans. In December 1998, NOVA announced its plan to accelerate the conversion and integration of PMT's customer base from existing third-party providers to the NOVA Network. Although this strategy will result in increased costs in 1999, management believes it will benefit NOVA's long-term performance by improving customer service and decreasing merchant attrition, and accelerating the elimination of redundant selling, general and administrative functions of the two companies. Management continues to examine and evaluate the operational efficiencies which may result from the PMT Merger in order to leverage NOVA's financial position and focus on its strengths in business lines, products and services, as well as market share.

   In January 1998, NOVA and KeyBank completed a transaction pursuant to which KeyBank contributed merchant contracts to KMS. Pursuant to this agreement, NOVA provides transaction processing services to the merchant customers of KMS and is responsible for its operation and management. NOVA owns a 51% controlling interest in KMS. During 1998, KMS contributed processed volume in excess of $5.3 billion to NOVA's operating platform. In addition to KMS's direct sales force, KeyBank exclusively markets and promotes NOVA's transaction processing services on behalf of KMS through KeyBank's bank branch locations. In connection with the formation of KMS, NOVA began the consolidation and conversion of the existing merchant processing to NOVA operating platforms. Associated with this process and concurrent with consummating the transaction, NOVA recognized a non-recurring charge of $2.0 million to account for the early termination of a contract with a third party processor.

   In October 1997, NOVA consummated the Elan joint venture with Firstar whereby Firstar contributed substantially all of its then existing merchant bankcard processing portfolio to Elan. Pursuant to the Elan joint venture, NOVA provides transaction processing services to the merchant customers of Elan and is responsible for its operation and management. NOVA owns a controlling interest in the Elan joint venture. During 1998, Elan contributed processed volume in excess of $3.0 billion to NOVA's operating platforms. Firstar markets and promotes, on an exclusive basis, the merchant transaction processing services of NOVA on behalf of Elan through a network of correspondent financial institutions.

   Integral to NOVA's significant revenue expansion has been selective purchases of merchant processing portfolios. Most notable in 1998 was the October 1998 purchase of the merchant processing portfolio of FUBD, successor by merger to CoreStates Bank.

The CoreStates portfolio added geographical diversity and strength to NOVA's merchant customer base through the portfolio's approximately $3.1 billion in annual processing volume.

On December 31, 1997, NOVA purchased substantially all of MBNA's merchant portfolio. MBNA also agreed to market the merchant processing services of NOVA through an exclusive referral arrangement for all merchants, trade associations, financial institutions, ISO's, and other organizations that express to MBNA an interest in merchant processing services. The MBNA portfolio contributed approximately $1.1 billion in annualized credi t and debit card processing volume in 1998.

Prior to the PMT Merger and since fiscal 1997, PMT completed three significant merger transactions with ISO's: Superior Bankcard Service, Inc.
("Superior") in July 1998, MBN National, Inc. ("MBN") in May 1998, and Bancard, Inc. ("BCI") in October 1997. PMT previously accounted for each of these acquisitions as a pooling of interests transaction. Accordingly, all years presented have been restated to reflect the operations of each entity. Revenues recognized during 1998 for the Superior, MBN and BCI operations were $31.7 million, $15.3 million and $76.9 million, respectively.

Historically, NOVA has achieved savings through economies of scale and operating efficiencies derived from the conversion and integration of its purchased portfolios. The costs of these conversion activities are expensed as incurred. As a result of the PMT Merger, the magnitude, scope, timing, duration and expense of conversion and consolidation will, in the aggregate, be significant. Failure to complete the conversion and consolidation in accordance with management plans could have a material adverse effect on NOVA's financial condition and results of operations.

Components of Revenues and Expenses

                                   Revenues

NOVA derives revenues principally from electronic processing of credit, charge and debit card transactions that are authorized and captured through the NOVA Network and through third-party networks prior to conversion. Typically merchants are charged for these processing services at a bundled rate that is a percentage of the dollar amount of each transaction and, in some instances, additional fees per transaction. These charges, referred to as "merchant discount", are negotiated with each merchant and, in the aggregate, represent in excess of 90% of NOVA's revenues. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for handling chargebacks, monthly minimums, equipment rentals,
sales or leasing, and other miscellaneous services.   Revenues are reported net
of amounts paid to ISO's, agent banks and merchant associations under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.


Expenses

Cost of service includes costs directly attributable to the furnishing of transaction processing and other services to NOVA's merchant customers. The most significant components of cost of service include interchange and assessment fees, which are charged by the credit card associations for clearing services, advertising and other expenses. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and, to a lesser extent, as a per-transaction fee. Cost of service also includes charges paid to third parties for POS network service (for merchant customers acquired but not yet converted to the NOVA Network), merchant accounting and settlement fees, cost of equipment leased, rented or sold, NOVA Network costs and other direct operating expenses.

Conversion costs include expenses incurred to convert acquired portfolios from existing processing platforms to the NOVA Network and operating systems. Such costs are expensed as incurred and these costs include expenses related to reprogramming POS terminals at merchant locations, duplicate costs to process transactions prior to conversion, unfavorable contract payments for transaction authorizations, and independent contractor fees.

Selling, general and administrative expenses include salaries and wages, commissions, employee benefits, travel and entertainment, telecommunications, and other costs of the operations and marketing centers, subsidiary offices, and corporate headquarters. Depreciation and amortization costs are related to NOVA's capital expenditures, merchant portfolio purchases and business acquisitions.


Results of Operations

The following table for the years ended December 31, 1998, 1997, and 1996 sets forth the percentage of revenues represented by certain items on NOVA's consolidated statements of operations:


                              Percentage of Total Revenues
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                                                                   1998    1997    1996
---------------------------------------------------------------------------------------
Revenue                                                           100.0%  100.0%  100.0%
---------------------------------------------------------------------------------------
Cost of service                                                    77.3    76.3    76.9
---------------------------------------------------------------------------------------
Conversion costs                                                    0.9     0.4     1.2
---------------------------------------------------------------------------------------
Selling, general  and administrative                               10.5    11.2    13.1
---------------------------------------------------------------------------------------
Depreciation and amortization                                       3.9     3.5     2.9
---------------------------------------------------------------------------------------
Merger and consolidation expenses                                   7.9     0.3     0.0
---------------------------------------------------------------------------------------
Operating income (loss)                                            (0.5)    8.4     6.0
---------------------------------------------------------------------------------------
Interest income                                                     0.6     0.9     0.7
---------------------------------------------------------------------------------------
Interest expense                                                   (0.5)   (0.6)   (1.0)
---------------------------------------------------------------------------------------
Minority interest in income of subsidiaries                        (0.9)   (0.1)    0.0
---------------------------------------------------------------------------------------
Other income                                                        0.0     0.0     0.2
---------------------------------------------------------------------------------------
(Loss) income before (benefit) provision for income taxes          (1.3)    8.6     5.8
---------------------------------------------------------------------------------------
(Benefit) provision for income taxes                               (0.2)    3.0     2.1
---------------------------------------------------------------------------------------
Net (loss) income                                                  (1.1)    5.6     3.7
---------------------------------------------------------------------------------------

Year Ended December 31, 1998, Compared With Year Ended December 31, 1997

                                   Revenues

NOVA's revenue increased $464.8 million, or 68.3%, to $1.1 billion for the year ended December 31, 1998, compared with $680.9 million for the same period in 1997. This revenue growth is primarily attributable to a 61.7% increase in merchant sales processing volume to $47.5 billion from $29.4 billion in 1997. Of the total increase, approximately $8.1 billion in volume and $195.8 million in revenues are attributable to the Elan joint venture and the KMS joint venture. Other purchases, in the aggregate, contributed approximately $4.7 billion in volume and $109.2 million in revenues over 1997 levels. The pass-through of higher interchange rates from the credit card associations in the form of higher discount rates accounts for approximately $40 million of the increased revenues. The remaining increase is primarily due to internal growth and bank marketing relationships.

Cost of Service

Cost of service increased $366.2 million, or 70.5%, to $885.6 million for the year ended December 31, 1998, from $519.4 million for the same period in 1997. The increase resulted from additional interchange and assessment fees and other operating costs associated with the higher merchant sales volume processed. Incremental increases were also recognized for interchange expenses as a result of credit card association rate increases. Cost of service as a percentage of revenue increased to 77.3% from 76.3% because a substantial portion of the volume from recent portfolio purchases and merger and acquisitions transactions has not been converted to the NOVA Network and therefore is being processed by third party vendors at a higher cost.

Conversion Costs

Conversion costs increased $7.4 million over 1997 levels to $10.0 million in 1998. This increase relates to the increased conversion efforts in 1998 as compared to 1997, including the conversions of portfolios relating to the KMS joint venture and the Elan joint venture, and the MBNA and CoreStates merchant portfolios. Conversion activity for 1999 is expected to exceed 1998 levels due to the significance of the conversion of PMT's portfolios.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $120.2 million in 1998, an increase of $44.1 million, or 58.0%, over 1997 expenditures of $76.0 million. Included in this expense classification are approximately $14.2 million in unusual charges recorded in the fourth quarter associated with the PMT Merger. Such charges primarily result from changes in management estimates pertaining to collectibility of accounts receivable ($6.2 million), merchant credit and fraud loss reserves ($4.7 million), and state sales and use tax reserves ($2.0 million), particularly in light of the possible effects of consolidation activities.

After consideration of these charges, other selling, general and administrative expenses increased 39.3%. These increases are attributable to (i) the costs paid to sellers for operating and managing merchant portfolios during transition and conversion of the portfolios to the NOVA Network and (ii) an expanded sales force associated with marketing arrangements entered into, in each case, in conjunction with recent portfolio purchases and joint venture transactions. In addition, during the third and fourth quarters of 1998, NOVA incurred additional personnel and facilities costs in anticipation of beginning the transition of all operational functions for the PMT merchant portfolios beginning in October 1998. Many of these costs are duplicative of costs incurred in connection with existing PMT operations that will be eliminated as part of the integration of PMT into the NOVA Network transition.

Selling, general and administrative expenses as a percentage of revenue decreased in 1998 to 10.5% from 11.2% in 1997. Adjusted for the unusual costs included in 1998, these expenses represented 9.2% of revenues, illustrating the significant economies of scale resulting from NOVA's growth.


Depreciation and Amortization

Depreciation and amortization expenses increased 90.0% to $44.8 million in 1998 compared to $23.6 million in 1997 due primarily to amortization expenses associated with recent portfolio purchases and investments in joint ventures.

Merger and Consolidation Expenses

As a result of the PMT Merger and other acquisitions completed by PMT during 1998, NOVA recorded a $90.7 million charge in 1998. This charge was primarily related to direct transaction costs, charges associated with the consolidation and closure of PMT's corporate headquarters and certain operating subsidiaries, contract termination costs related to unfavorable third party processing contracts, and the decision to exit certain of PMT's sales distribution channels.


Direct merger transaction costs are primarily investment banking commissions, professional fees, and regulatory filing expenses.


The primary costs associated with consolidation and closure of facilities include employee and executive severance, estimated unrecoverable future lease obligations on vacated facilities, and the write-down of capital assets to their net realizable value. The consolidation and closure actions result from the elimination of overlapping functions, primarily customer service, accounting, and administrative areas. The total number of employees terminated was approximately 275, with 210 having received severance packages as of December 31, 1998. The remaining employees will leave NOVA during the first quarter of 1999. NOVA began the process of moving PMT's operations located in Nashville, Tennessee to other locations in December 1998, and expects the process to be completed in the first quarter of 1999, at which time the premises in Nashville will be completely vacated.

Consistent with past practice, management developed a plan in 1998 to convert the front-end and back-end transaction processing of PMT's merchants to the NOVA Network. As a result of this action, Nova negotiated the termination of certain long-term processing contracts between PMT and third-party processors which resulted in early termination fees. The majority of these terminations were finalized and paid in 1998. NOVA expects to complete the negotiation and payment of the remaining contracts during the first half of 1999.

Capital asset write-downs are substantially attributable to the computer software and equipment, including PMT's management information and financial reporting systems which were abandoned in December 1998. Additional assets written down include telephone systems, and office furniture and equipment that will not be redeployed for use at another NOVA facility.

In 1998, management formulated plans to exit unique distribution channels based upon the type of merchant business generated through these channels. Specifically, servicing and maintaining the type of merchant generated through these channels is not compatible with NOVA's operating philosophy and not strategically aligned with NOVA's plan of business. The charge related to exiting this distribution channel includes a contract termination fee and the write down of certain related intangible assets resulting from an analysis of discounted future cash flows generated from the subject merchants.

The majority of these merger and consolidation costs were paid in the fourth quarter of 1998 and the Company expects the plans associated with the remaining costs to be substantially complete during the first half of 1999.

Details of merger related charges (including charges relating to the PMT merger) are as follows:

(in thousands)

                                          Cash/                                             Reserve Balance at
---------------------------------------------------------------------------------------------------------------
Description                            Non-cash      Charge       Activity                 December 31, 1998 (1)
---------------------------------------------------------------------------------------------------------------
Direct transaction costs               Cash              $15,515               $(11,412)           $      4,103
---------------------------------------------------------------------------------------------------------------
Severance packages                     Cash               14,050                 (1,404)                 12,646
---------------------------------------------------------------------------------------------------------------
Lease abandonment                      Cash                4,658                     --                   4,658
---------------------------------------------------------------------------------------------------------------
Contract termination charges           Cash               35,506                (13,689)                 21,817
---------------------------------------------------------------------------------------------------------------
Asset write-down                       Non-cash            7,121                 (7,121)                     --
---------------------------------------------------------------------------------------------------------------
Costs to exit a distribution channel   Non-cash           13,870                (13,870)                     --
---------------------------------------------------------------------------------------------------------------
Costs to exit a distribution channel   Cash                2,500                     --                   2,500
---------------------------------------------------------------------------------------------------------------
Total                                                    $90,720               $(47,496)           $     43,224
---------------------------------------------------------------------------------------------------------------


(1) Represents reserve balances of $35.0 million at October 31, 1998, for PMT. Approximately $15.8 million of these reserves were paid as of February 19, 1999.


Future cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that will continue through August 2007 if the Company is unable to sublease this space.

Operating Loss

NOVA's consolidated operating loss for 1998 was $5.6 million, as compared to operating income of $57.4 million during 1997. The loss in 1998 includes non-recurring merger and consolidation charges of $90.7 million and $14.2 million in unusual selling, general and administrative costs. The 1997 operating income included a $1.9 million merger related charge incurred by PMT. Absent the merger and consolidation charges and unusual costs, operating income would have been $99.3 million in 1998 compared to $59.2 million in 1997, an increase of $40.1 million, or 67.7%, due to the factors noted above.

Interest Income and Expense

Interest income increased 4.8% to $6.6 million in 1998, compared to $6.3 million in 1997. NOVA had higher average cash balances during 1998 due to a public offering of common stock in April 1998 that yielded net proceeds of $142.6 million.

Interest expense increased 36.4% to $6.0 million in 1998 compared to $4.4 million in 1997 due to higher average debt obligations outstanding in 1998. Average borrowings increased due to draws against NOVA's bank credit facility in late 1997 and early 1998 to fund the Elan and KMS investments and the MBNA portfolio purchase. In addition, NOVA recorded deferred purchase obligations in January 1998 related to the KMS investment. Although all bank borrowings were repaid during the second quarter using a portion of the offering proceeds, NOVA continued to incur interest expense throughout the year related to the deferred purchase obligation.

Minority Interest in Income of Subsidiaries

Minority interest in income of subsidiaries increased to $10.1 million in 1998 from $800,000 in 1997. This increase reflects the ten month incremental inclusion of Elan and approximately eleven months incremental inclusion of KMS.

Income Taxes

NOVA's effective tax rate for 1998 was approximately 15.6%, compared with an effective income tax rate of 35.2% for 1997. The decrease in the effective rate primarily reflects the impact of the non-deductible portion of the merger costs incurred in connection with the PMT Merger. Excluding the effect of the non-deductible charges and the effect of Subchapter S corporation income which is not subject to income tax, the effective tax rate for 1998 would be 40.4%. The increase from the 1997 comparable rate of 38.2% is due to an increase in state tax rates.

Net Loss

A net loss of $12.8 million, or $0.18 per share, in 1998 compares to net income in 1997 of $37.9 million, or $0.58 per share. Excluding both years' merger related charges and the unusual selling, general and administrative charges recognized during 1998, net income for 1998 of $57.9 million represented an increase of approximately 45.5% over net income of $39.8 million in 1997 due to the factors noted above.

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

Revenues

Revenues increased $160.5 million, or 30.8%, to $680.9 million for the year ended December 31, 1997, compared to $520.4 million for the year ended December 31, 1996. The increase resulted from a 29.7% growth in merchant sales volume processed to $29.4 billion in 1997, compared to $22.7 billion in 1996. Of these increases, $1.5 billion in sales volume processed and $34.0 million in revenues is attributable to the Elan Joint Venture and the Crestar portfolio purchase. Other individually significant portfolio purchases, in the aggregate, contributed approximately $3.7 billion in volume and $84.2 million in revenues over 1997 levels. The remaining increase is primarily due to internal growth and bank marketing relationships.

Cost of Service

Cost of service increased $119.3 million, or 29.8%, to $519.4 million for the year ended December 31, 1997, from $400.1 million for the same period in 1996. Additional interchange and assessment fees and other direct operating costs associated with the incremental increase in volume processed contributed to the increase in expenses. Cost of service as a percentage of revenues decreased slightly from 76.9% to 76.3%, reflecting cost efficiencies arising from proportionately lower payments to third-party networks. This trend reflects the substantial completion during 1996 of the conversion of the First Union portfolio purchased in 1995, resulting in fewer merchant customers utilizing external service providers during 1997 as compared to 1996.

Conversion Costs

Conversion costs decreased 59.4% to $2.6 million for 1997 compared with $6.4 million for 1996. The decrease resulted primarily from the substantial completion of the conversion of the First Union merchant portfolio in 1996.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11.7% to $76.0 million for the year ended 1997, compared with $68.1 million for the year ended 1996. Higher expenses in 1997 resulted from increased personnel support in NOVA's primary operations center due to transaction volume growth. This growth also accounts for the decrease in expenses as a percentage of revenue to 11.2% in 1997 as compared to 13.1% in 1996.


Depreciation and Amortization

Depreciation and amortization expenses increased 57.4% to $23.6 million in 1997 compared to $15.0 million in 1996. The principal component of this increase was the incremental addition of amortization expense from merchant portfolio purchases. Other factors contributing to this increase were significant capital investments in the technology infrastructure to expand transaction processing capacity.


Interest Income and Expense

Interest income increased 85.3% to $6.3 million for fiscal year 1997, compared with interest income of $3.4 million for fiscal year 1996. During 1996, NOVA made three public offerings of stock and generated $206.1 million in net proceeds. The offerings, which occurred primarily during the second and third quarters of 1996, resulted in substantially higher average cash balances during fiscal 1997, generating greater interest income.

Interest expense decreased 17.0% to $4.4 million in 1997 compared to $5.3 million in 1996. The favorable trend in interest expense is attributable to using a portion of the 1996 offering proceeds to reduce outstanding debt.


Income Taxes

NOVA's effective tax rate for 1997 was approximately 35.2%, compared with an effective income tax rate of 36.3% for 1996. The decrease from the 1996 effective rate primarily reflects the impact of pooling transactions in 1997 with Subchapter S Corporations that are not subject to income tax.


Net Income

Net income increased to $37.9 million, or $0.58 per share, in 1997 from net income of $19.1 million, or $0.32 per share, in 1996, due to the factors discussed above.


Liquidity and Capital Resources

NOVA's primary uses of its capital resources include the purchase of merchant portfolios, investments in joint ventures, capital expenditures and working capital requirements.

NOVA produces significant cash flow from operating activities, amounting to $33.0 million in 1998, $42.2 million in 1997, and $42.2 million in 1996. Cash flow is generated primarily from operating earnings, after considering the effect of depreciation and amortization and, for 1998, the non-cash portion of the merger and consolidation charge. These cash flows are significantly impacted by increases in trade receivables, primarily in 1998 and 1997, directly attributable to the increases in processing volume and revenues. During 1998, deferred tax assets resulting from merger related timing differences also had a significant unfavorable affect on cash flows from operating activities.

Investing activities utilized a net $108.0 million cash in 1998, compared to $182.1 million in 1997, and $52.9 million in 1996. Significant 1998 investments include $91.1 million for portfolio purchases, $46.4 million in enhancing and improving the technology platforms and operating centers, and $27.9 million to fund equipment leases. The nature of these uses is consistent with historical uses.

Net cash provided by financing activities was $99.3 million, $15.9 million, and $157.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. NOVA's financing sources during 1998 relate primarily to a stock offering completed in April 1998, which provided $142.6 million, net of expenses, and bank borrowings totaling $21.8 million. Subsequent to the public offering, NOVA used $53.1 million of the net proceeds to repay amounts outstanding under its bank credit facilities. Net cash provided in 1997 consists primarily of proceeds received from short-term and long-term debt obligations, offset for cash outlays for the issuance of a note receivable of $8.8 million.

NOVA has available credit facilities of $80 million which are expandable to $100 million. At December 31, 1998, no borrowings were outstanding under this facility. See Note 8 to the Consolidated Financial Statements. In connection with the PMT Merger and other acquisitions closed in 1998 and 1999, NOVA obtained a waiver of certain covenants under the credit facility, which waiver is effective for all applicable periods.

NOVA typically has relatively low working capital requirements because merchant discount fees charged are collected in an average of 20 days, while normal vendor payables are paid in 30 days. In addition, acquisition activity may cause variations in working capital due to conversion period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor to NOVA. Because of the seasonality of NOVA's business, capital requirements may be greater in certain months.

NOVA anticipates that it will incur approximately $25 million in capital expenditures during 1999 for upgrading and expanding existing facilities and the expansion and enhancement of its information systems. Such investments are generally attributable to the closure and consolidation of the PMT operations and the migration of the PMT merchants to the NOVA Network. Since electronic transaction processing is virtually all technology based, NOVA expects to continue the trend in capital investments in its technology infrastructure and solutions for the foreseeable future. However, there can be no assurances that NOVA will not incur higher capital expenditures in 1999 and 2000 to support the business.

NOVA believes its existing cash and cash equivalents, cash generated from operations, and available credit facilities are sufficient to fund future merchant portfolio purchases, capital investment needs, and working capital requirements for the foreseeable future.

Year 2000 Compliance

The Year 2000 Issue is the result of date sensitive computer software programs being written using two digits rather than four digits to define the applicable year. Consequently, unless corrected, computer software programs will be unable to read and accurately process date information on or after the year 2000. NOVA has critical reliance on technology systems, telecommunications systems, facilities infrastructure and embedded systems, such as heating and ventilation systems, in conducting its business. NOVA also has business relationships with third party providers, such as telecommunication vendors, financial institutions, and data processors, who are highly reliant on information technology and other systems to conduct their business.

Due to the significance of technology systems and other support systems, in 1997 NOVA launched its Year 2000 compliance efforts with a comprehensive evaluation of its critical systems, applications, computing platforms, and merchant terminals to ensure potential risks are identified and non-compliant information systems upgraded or replaced. The initial phase of the project was the identification of all technology systems and determining which were at risk. After completion of this phase, steps were taken to remediate and test those systems initially determined to be non-compliant.

In June 1997, VISA U.S.A. and Mastercard International certified NOVA as capable of processing transactions for cards issued with expiration dates of 2000 and beyond. Also completed in 1997 was validation and correction of merchant terminals for functionality. In 1998, NOVA substantially completed the review and correction of its identified systems. As an added measure of validation, an independent review and evaluation was initiated for the following: building infrastructure, client server platforms, NOVA Network, software applications, principal and strategic vendors' products or services, and telecommunication platforms and equipment. NOVA believes that its Year 2000 project is on schedule and expects completion by mid 1999.

Through 1998, NOVA has replaced or upgraded personal computers, client server applications, and certain computer software programs to be Year 2000 compliant. The nature of NOVA's business requires continuous development of its technologies and systems, extensively utilizing internal resources in this effort. Accordingly, it is difficult to determine with certainty the costs that have been incurred to date, and costs expected to be incurred in the future to support the Year 2000 effort.

Despite NOVA's efforts, there cannot be absolute assurance that NOVA will be completely successful in eliminating all business and operations risk. The risks associated with the Year 2000 issue include the possibility of a failure of the information and non-information technology systems. System malfunction or failure could result in incomplete or inaccurate transaction processing. Additionally, NOVA may be adversely affected by a system malfunction or failure of third parties that hold a business, financial or operational relationship with NOVA; such as processing banks, telecommunication providers, and utilities. If these third parties fail to adequately address Year 2000 issues, NOVA could experience a negative impact on its business operations, such as business interruption or shutdown. The consequences of interruption could cause NOVA to suffer an adverse material impact on its financial condition and results of operations.

NOVA has begun to develop contingency and recovery plans as a precautionary measure targeted at ensuring the continuation and continuity of critical
business functions before and after December 31, 1999.   NOVA will continue to
identify aspects of its business and that of its third party providers and take necessary corrective action, primarily the expedient replacement of any critical vendor who does not provide proof of compliance. The contingency efforts described above are expected to minimize the business risk connected to the Year 2000 Issue.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rates: NOVA is exposed to changes in interest rates due to variable rate debt facilities. Based on the Company's debt profile at December 31, 1998, and 1997, a 1% increase in market interest rates would increase interest expense and decrease income before income taxes by $744,000, and $200,000, respectively. These amounts were determined by calculating the effect of the hypothetical interest rate on our debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   Certain information required by Part III is omitted from this report but is incorporated herein by reference to NOVA's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (the ''Proxy Statement''). Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of NOVA, including directors who are executive officers of NOVA, is set forth under the caption ''Proposal 1--Election of Directors'' in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of NOVA is set forth under the caption ''Executive Officers of the Registrant'' in
Part I, Item 4(A) of this Report.

   Compliance with Section 16(a) of the Exchange Act: Section 16(a) of the Exchange Act, and the regulations of the Commission thereunder require NOVA's directors, officers and any persons who own more than 10% of NOVA's common stock, as well as certain affiliates of such persons, to file reports with the Commission with respect to their ownership of NOVA's common stock. Directors, officers and persons owning more than 10% of NOVA's common stock are required by Commission regulations to furnish NOVA with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and representations that no other reports were required of those persons, NOVA believes that during fiscal 1998, all filing requirements applicable to its directors and officers were complied with in a timely manner, except that Mr. Daily, Mr. Grzedzinski, Mr. Roberts, Mr. Perry, Mr. Logan, Ms. Joseph, and Ms. Powell filed a late Form 5.


ITEM 11.   EXECUTIVE COMPENSATION

   In accordance with General Instruction G(3) of Form 10-K, the information relating to executive compensation set forth under the caption ''Executive Compensation'' in the Proxy Statement is incorporated herein by reference; provided, such incorporation by reference shall not be deemed to include or incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   In accordance with General Instruction G(3) of Form 10-K, the information relating to security ownership by certain persons set forth under the caption ''Security Ownership of Certain Beneficial Owners and Management'' in the Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In accordance with General Instruction G(3) of Form 10-K, the information relating to certain relationships and related transactions set forth under the caption ''Certain Relationships and Related Transactions'' in the Proxy Statement is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) DOCUMENTS FILED AS PART OF THIS REPORT

     1.   Financial Statements

     The consolidated financial statements of NOVA and the related reports of independent auditors thereon which are required to be filed as part of this Report are included in NOVA's 1998 Annual Report to Shareholders and are incorporated by reference herein. Such information is filed as part of Exhibit 13 to this Report. These consolidated financial statements are as follows:

   Consolidated Balance Sheets at December 31, 1998 and 1997.

   Consolidated Statements of Operations for the years ended December 31, 1998, and 1997, and 1996.

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, and 1997, and 1996.

   Consolidated Statements of Cash Flows for the years ended December 31, 1998, and 1997, and 1996.

   Notes to Consolidated Financial Statements

   2.   Financial Statement Schedules

   The following consolidated financial statement schedule of NOVA is included in Item 14(d):

   Schedule II Valuation and Qualifying Accounts

     Schedules not included above have been omitted because they are not
applicable, not material, or the              required information is given in
the financial statements or notes thereto.

3.   Exhibits

   The following exhibits are incorporated by reference or filed herewith:

Exhibit
Number       Description
-----        -----------
2.1 Agreement and Plan of Merger dated as of June 17, 1998, among the Registrant, Church Merger Corp. and PMT Services, Inc.(8)

3.1     Articles of Incorporation of the Registrant, as amended(1)

3.2     Bylaws of the Registrant, as amended(2)

4.1     Specimen Common Stock certificate(1)

4.2 See Articles of Incorporation of the Registrant and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively

4.3 Shareholders Agreement dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems, Inc., First Union Corporation, WorldCom, Inc., Warburg, Pincus Investors, L.P. and each of the other Original Shareholders(1), as amended by supplements dated as of August 15, 1997, August 22, 1997 and September 8, 1997(7)

4.4 Shareholder Agreement, dated June 17, 1998, between the Registrant and Richardson M. Roberts(8)

4.5 Shareholder Agreement, dated June 17, 1998, between the Registrant and Gregory S. Daily(8)

4.6 Registration Rights Agreement, dated as of June 17, 1998, by and among the Registrant, Richardson M. Roberts and Gregory S. Daily(8)

4.7 Registration Rights Agreement dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), Warburg, Pincus Investors, L.P., WorldCom, Inc., and First Union Corporation(1)

9.1     Shareholders Agreement, incorporated by reference to Exhibit 4.3(1)

9.2     Shareholder Agreement, incorporated by reference to Exhibit 4.4(8)

9.3     Shareholder Agreement, incorporated by reference to Exhibit 4.5(8)

10.1    Shareholders Agreement, incorporated by reference to Exhibit 4.3(1)

10.2    Shareholder Agreement, incorporated by reference to Exhibit 4.4(8)

10.3    Shareholder Agreement, incorporated by reference to Exhibit 4.5(8)

10.4    Registration Rights Agreement, incorporated by reference to Exhibit
        4.6(8)

10.5    Registration Rights Agreement, incorporated by reference to Exhibit
        4.7(1)

10.6    PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)

10.7    PMT Services, Inc. 1994 Non-Employee Director Stock Option Plan(9)

10.8    PMT Services, Inc. 1994 Incentive Stock Plan(9)

10.9 1991 Employees Stock Option and Stock Appreciation Rights Plan as amended (1)

10.10 1996 Employees Stock Incentive Plan, as amended by the First Amendment (1), the Second Amendment (8), and the Third Amendment (10)

10.11   1996 Directors Stock Option Plan, as amended and restated(10)

10.12 Contribution Agreement, dated October 30, 1995, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems, Inc., the then-current shareholders of NOVA Information Systems, Inc., First Union Corporation, the First Union Banks, and First Fidelity Bancorporation and its banking subsidiaries(1)

10.13 Lease Agreement dated May 31, 1996, by and between NOVA Information Systems and Concourse I, LTD.(3)

10.14 Sublease, dated April 1, 1991, between Inter-Banc, Inc. and The Baptist Health System of East Tennessee, Inc.(1)

10.15 Credit Agreement, dated October 27, 1997, among NOVA Information Systems, the Lenders named therein, First Union National Bank as Documentation Agent and Bank of America National Trust and Savings Association, as Agent(6)

10.16 Service Agreement dated July 2, 1998, between NOVA Information Systems and WorldCom Technologies, Inc.(11)

10.17 Processing Services Agreement, dated July 1, 1998, between NOVA Information Systems and Vital Processing Services, L.L.C.(11)

*10.18 Marketing Agreement, dated June 30, 1994, between NOVA Information Systems and Kessler Financial Services, L.P.(1), and Addendum to Marketing Agreement dated July 24, 1997, effective January 1, 1997, between NOVA Information Systems and Kessler Financial Services, L.P.(6)

*10.19 Agreement Regarding Merchant Processing Services and Other Matters, dated May 5, 1995, among NOVA Information Systems, First Alabama Bank and Regions Financial Corp.(1)

*10.20 Agreement dated June 3, 1992, as amended December 9, 1992, and November 2, 1994, between NOVA Information Systems and Mellon Bank, together with the Letter Agreement dated June 3, 1992, between NOVA Information Systems and Mellon Bank relating to fees, as amended December 10, 1992, and June 10, 1997(1), both as amended by Letter Agreement June 10, 1997(6)

 10.21 Depositary and Processing Agreement, dated September 30, 1993, between NOVA Information Systems and Bank of the West(1)

 10.22 Merchant Business Purchase Agreement, dated October 18, 1994, as amended November 30, 1994, and December 9, 1994, among NOVA Information Systems, Inc., the Bank of Boulder, Bolder Bancorporation and NOVA Newco, Inc.(1)

 10.23 Marketing Agreement, dated October 1, 1992, between NOVA Information Systems and MBNA America Bank, N.A.(1)

 10.24 Agreement Not to Compete, dated October 1, 1992, between NOVA Information Systems and MBNA America Bank, N.A.(1)

 10.25 Depositary and Settlement Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems and FUNB(1)

 10.26 Marketing Support Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems and the First Union Banks(1)

 10.27 Merchant Asset Purchase Agreement, dated May 29, 1997, between NOVA Information Systems and Crestar Bank(4)

 10.28 Agreement Respecting a Limited Liability Company, dated October 7, 1997, by and among NOVA Information Systems, Firstar Bank U.S.A., N.A. d/b/a Elan Financial Services and Firstar Bank Milwaukee, N.A.(5)

*10.29 Agreement Respecting a Limited Liability Company, dated December
       12, 1997, by and among the Registrant, NOVA Information Systems and Key Bank National Association(6)

*10.30 Merchant Asset Purchase Agreement, dated December 30, 1997, by and between NOVA Information Systems and MBNA American Bank, N.A.(6)

*10.31 Merchant Asset Purchase Agreement, dated October 8, 1998, among the
       Registrant, Core States Bank of Delaware, N.A., First Union National Bank and NOVA Information Systems, Inc. (12)*

 10.32 Stock Option Agreement dated June 17, 1998, between the Registrant (as issuer) and PMT Services, Inc.

 10.33 Stock Option Agreement dated June 17, 1998, between PMT Services, Inc. (as issuer) and the Registrant

 10.34 Employment Agreement, dated June 17, 1998, by and between Richardson
       M. Roberts and the Registrant(8)

 10.35 Employment Agreement, dated June 17, 1998, by and between Gregory S. Daily and the Registrant(8)

 10.36 Employment Agreement, dated July 31, 1998, effective March 1, 1998, between the Registrant and Rebecca L. Powell(11)

 10.37 Employment Agreement, dated July 31, 1998, effective March 1, 1998 between the Registrant and Pamela A. Joseph(11)

 10.38 Employment Agreement, dated July 31, 1998, effective March 31, 1998, between the Registrant and John M. Perry(11)

 10.39 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and Edward Grzedzinski(1)

 10.40 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and James M. Bahin(1)

 21    Subsidiaries of the Registrant**

 23.1  Consent of Ernst & Young LLP.**

 23.2 Consent of PricewaterhouseCooper LLP relating to the audited financial statements of PMT Services, Inc.**

 24 Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

 27    Financial Data Schedule**
--------
* Confidential treatment pursuant to 17 CFR ((S)(S)) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

**   Filed herewith.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-3287), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-14342, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-14342, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K, Commission File No. 1-14342, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K, Commission File No. 1-14342, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-14342, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-45997), and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission file No. 1-14342, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-64681), and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-64683), and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-61867), and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for
     the quarter ended September 30,   1998, Commission file No. 1-14342, and
     incorporated herein by reference.


(B)  REPORTS ON FORM 8-K

     Report on Form 8-K/A filed on December 12, 1998, Commission file number 1-14342 in connection with the PMT Merger (financial statements included).

     Report on Form 8-K filed on October 9, 1998, Commission file number 1-14342 in connection with the PMT Merger.


(C)  INDEX OF EXHIBITS

Exhibit
Number       Description
-----        -----------
2.1 Agreement and Plan of Merger dated as of June 17, 1998, among the Registrant, Church Merger Corp. and PMT Services, Inc.(8)

3.1     Articles of Incorporation of the Registrant, as amended(1)

3.2     Bylaws of the Registrant, as amended(2)

4.1     Specimen Common Stock certificate(1)

4.2 See Articles of Incorporation of the Registrant and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively

4.3 Shareholders Agreement dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems, Inc., First Union Corporation, WorldCom, Inc., Warburg, Pincus Investors, L.P. and each of the other Original Shareholders(1), as amended by supplements dated as of August 15, 1997, August 22, 1997 and September 8, 1997(7)

4.4 Shareholder Agreement, dated June 17, 1998, between the Registrant and Richardson M. Roberts(8)

4.5 Shareholder Agreement, dated June 17, 1998, between the Registrant and Gregory S. Daily(8)

4.6 Registration Rights Agreement, dated as of June 17, 1998, by and among the Registrant, Richardson M. Roberts and Gregory S. Daily(8)

4.7 Registration Rights Agreement dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), Warburg, Pincus Investors, L.P., WorldCom, Inc., and First Union Corporation(1)

9.1     Shareholders Agreement, incorporated by reference to Exhibit 4.3(1)

9.2     Shareholder Agreement, incorporated by reference to Exhibit 4.4(8)

9.3     Shareholder Agreement, incorporated by reference to Exhibit 4.5(8)

10.1    Shareholders Agreement, incorporated by reference to Exhibit 4.3(1)

10.2    Shareholder Agreement, incorporated by reference to Exhibit 4.4(8)

10.3    Shareholder Agreement, incorporated by reference to Exhibit 4.5(8)

10.4    Registration Rights Agreement, incorporated by reference to Exhibit
        4.6(8)

10.5    Registration Rights Agreement, incorporated by reference to Exhibit
        4.7(1)

10.6    PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)

10.7    PMT Services, Inc. 1994 Non-Employee Director Stock Option Plan(9)

10.8    PMT Services, Inc. 1994 Incentive Stock Plan(9)

10.9 1991 Employees Stock Option and Stock Appreciation Rights Plan as amended (1)

10.10 1996 Employees Stock Incentive Plan, as amended by the First Amendment (1), the Second Amendment (8), and the Third Amendment (10)

10.11   1996 Directors Stock Option Plan, as amended and restated(10)

10.12 Contribution Agreement, dated October 30, 1995, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems, Inc., the then-current shareholders of NOVA Information Systems, Inc., First Union Corporation, the First Union Banks, and First Fidelity Bancorporation and its banking subsidiaries(1)

10.13 Lease Agreement dated May 31, 1996, by and between NOVA Information Systems and Concourse I, LTD.(3)

10.14 Sublease, dated April 1, 1991, between Inter-Banc, Inc. and The Baptist Health System of East Tennessee, Inc.(1)

10.15 Credit Agreement, dated October 27, 1997, among NOVA Information Systems, the Lenders named therein, First Union National Bank as Documentation Agent and Bank of America National Trust and Savings Association, as Agent(6)

10.16 Service Agreement dated July 2, 1998, between NOVA Information Systems and WorldCom Technologies, Inc.(11)

10.17 Processing Services Agreement, dated July 1, 1998, between NOVA Information Systems and Vital Processing Services, L.L.C.(11)

*10.18 Marketing Agreement, dated June 30, 1994, between NOVA Information Systems and Kessler Financial Services, L.P.(1), and Addendum to Marketing Agreement dated July 24, 1997, effective January 1, 1997, between NOVA Information Systems and Kessler Financial Services, L.P.(6)

*10.19 Agreement Regarding Merchant Processing Services and Other Matters, dated May 5, 1995, among NOVA Information Systems, First Alabama Bank and Regions Financial Corp.(1)

*10.20 Agreement dated June 3, 1992, as amended December 9, 1992, and November 2, 1994, between NOVA Information Systems and Mellon Bank, together with the Letter Agreement dated June 3, 1992, between NOVA Information Systems and Mellon Bank relating to fees, as amended December 10, 1992, and June 10, 1997(1), both as amended by Letter Agreement June 10, 1997(6)

 10.21 Depositary and Processing Agreement, dated September 30, 1993, between NOVA Information Systems and Bank of the West(1)

 10.22 Merchant Business Purchase Agreement, dated October 18, 1994, as amended November 30, 1994, and December 9, 1994, among NOVA Information Systems, Inc., the Bank of Boulder, Bolder Bancorporation and NOVA Newco, Inc.(1)

 10.23 Marketing Agreement, dated October 1, 1992, between NOVA Information Systems and MBNA America Bank, N.A.(1)

 10.24 Agreement Not to Compete, dated October 1, 1992, between NOVA Information Systems and MBNA America Bank, N.A.(1)

 10.25 Depositary and Settlement Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems and FUNB(1)

 10.26 Marketing Support Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information Systems and the First Union Banks(1)

 10.27 Merchant Asset Purchase Agreement, dated May 29, 1997, between NOVA Information Systems and Crestar Bank(4)

 10.28 Agreement Respecting a Limited Liability Company, dated October 7, 1997, by and among NOVA Information Systems, Firstar Bank U.S.A., N.A. d/b/a Elan Financial Services and Firstar Bank Milwaukee, N.A.(5)

*10.29  Agreement Respecting a Limited Liability Company, dated December
        12, 1997, by and among the Registrant, NOVA Information Systems and Key Bank National Association(6)

*10.30 Merchant Asset Purchase Agreement, dated December 30, 1997, by and between NOVA Information Systems and MBNA American Bank, N.A.(6)

*10.31 Merchant Asset Purchase Agreement, dated October 8, 1998, among the Registrant, Core States Bank of Delaware, N.A., First Union National Bank and NOVA Information Systems, Inc. (12)*

 10.32 Stock Option Agreement dated June 17, 1998, between the Registrant (as issuer) and PMT Services, Inc.

 10.33 Stock Option Agreement dated June 17, 1998, between PMT Services, Inc. (as issuer) and the Registrant

 10.34  Employment Agreement, dated June 17, 1998, by and between Richardson
        M. Roberts and the Registrant(8)

 10.35 Employment Agreement, dated June 17, 1998, by and between Gregory S. Daily and the Registrant(8)

 10.36 Employment Agreement, dated July 31, 1998, effective March 1, 1998, between the Registrant and Rebecca L. Powell(11)

 10.37 Employment Agreement, dated July 31, 1998, effective March 1, 1998 between the Registrant and Pamela A. Joseph(11)

 10.38 Employment Agreement, dated July 31, 1998, effective March 31, 1998, between the Registrant and John M. Perry(11)

 10.39 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and Edward Grzedzinski(1)

 10.40 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and James M. Bahin(1)

 21     Subsidiaries of the Registrant**

 23.1   Consent of Ernst & Young LLP.**

 23.2 Consent of PricewaterhouseCooper LLP relating to the audited financial statements of PMT Services, Inc.**

 24 Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).

 27     Financial Data Schedule**
--------
* Confidential treatment pursuant to 17 CFR ((S)(S)) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

**   Filed herewith.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-3287), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-14342, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-14342, and incorporated herein by reference.

      (D) Financial Statement Schedules

      The following financial statement schedules are filed herewith:


                                  SCHEDULE II

                             NOVA CORPORATION, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 BALANCE
                                                                 AT THE    SUBSIDIARY                 CURRENT
                                                                BEGINNING    FISCAL        CURRENT     YEAR    BALANCE AT
                                                                 OF THE       YEAR          YEAR      WRITE-   THE END OF
                                                                 PERIOD    CONVERSION   COST/EXPENSE   OFFS(1) THE PERIOD
                                                                ---------  ----------   ------------  -------  ----------
   FISCAL YEAR ENDING DECEMBER 31, 1998:
   Reserve for Doubtful Accounts and Chargebacks                  $5,304       $ 78        $14,688     $8,387    $11,683
   Credit and Fraud Loss Reserve                                   6,738        971         10,823      5,775     12,777
   Accrued merger and consolidation charges                           -          -          90,720    (44,996)    45,724
   FISCAL YEAR ENDING DECEMBER 31, 1997:
   Reserve for Doubtful Accounts and Chargebacks                  $4,366       $  0        $ 3,608     $2,670    $ 5,304
   Credit and Fraud Loss Reserve                                   4,534          0          6,296      4,092      6,738
   TEN MONTH PERIOD ENDING DECEMBER 31,
   1996:
   Reserve for Doubtful Accounts and Chargebacks                  $1,457       $  0        $ 5,378     $2,469    $4,366
   Credit and Fraud Loss Reserve                                   3,078          0          2,922      1,466     4,534

(1) The 1998 net change to the merger and consolidation reserve includes non-cash items of $18,491 and cash payments of $26,505.

                        Report of Independent Auditors


The Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of NOVA Corporation (and subsidiaries) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 and 1996 financial statements or schedule of PMT Services, Inc. ("PMT"), a wholly-owned subsidiary, and certain of its subsidiaries which statements and schedule reflect total assets of 48% and 40% as of December 31, 1997 and 1996, respectively, and total revenues of 45% and 43% for the years ended December 31, 1997 and 1996, respectively. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1997 and 1996 data included for PMT, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOVA Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Atlanta, Georgia
February 19, 1999

                       Report of Independent Accountants


To the Board of Directors
and Shareholders of PMT Services, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of PMT Services, Inc. and its subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Nashville, Tennessee
September 25, 1998

CONSOLIDATED BALANCE SHEETS

Amounts in thousands of dollars, except shares                                                    December 31,
                                                                                  ---------------------------------------
                                                                                       1998                     1997
-------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                                                         $    51,131             $   26,823
Investments                                                                                 -                 49,168
Trade receivables, less allowance for doubtful accounts of
       $8,466 and $2,822 at December 31, 1998, and
       December 31, 1997, respectively                                                 85,245                 54,929
Current portion of net investment in finance leases                                    11,775                  9,250
Inventory                                                                               8,460                  3,052
Deferred income taxes                                                                  31,884                  3,894
Other current assets                                                                   22,638                  5,084
                                                                                  -----------             ----------
            Total current assets                                                      211,133                152,200
                                                                                  -----------             ----------

Merchant and customer contracts                                                       263,992                176,540
Long-term portion of investment in finances leases                                     33,910                 24,637
Property and equipment, net                                                            65,732                 30,765
Excess cost of businesses acquired                                                     14,707                 13,188
Long-term note receivable                                                              13,781                  8,773
Other non-current assets                                                               19,278                 20,329
                                                                                  -----------             ----------
                                                                                  $   622,533             $  426,432
                                                                                  ===========             ==========


Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable                                                                  $    30,365             $   17,830
Accounts payable to affiliate                                                             827                  3,410
Settlement obligations                                                                  9,263                 10,896
Accrued liabilities                                                                    20,046                 15,235
Credit and Fraud loss reserve                                                          12,777                  6,738
Accrued merger and consolidation charges                                               45,724                      -
Long-term debt obligations due within one year                                         31,534                 14,962
                                                                                  -----------             ----------
       Total current liabilities                                                      150,536                 69,071
                                                                                  -----------             ----------

Long-term debt                                                                         23,025                 52,001
Minority interest in subsidiaries                                                       7,754                    776

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value, 200,000,000 shares
       authorized, 72,597,045 and 65,014,746 shares
       outstanding at December 31, 1998 and 1997, respectively                            726                    650
Additional paid in capital                                                            422,499                271,314
Accumulated retained earnings                                                          17,993                 32,620
                                                                                  -----------             ----------
Total shareholders' equity                                                            441,218                304,584
                                                                                  -----------             ----------
                                                                                  $   622,533             $  426,432
                                                                                  ===========             ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands of dollars, except per share amounts

                                                          -----------------------------------------------------------
                                                                            Years ended December 31,
                                                          -----------------------------------------------------------
                                                                 1998                1997                   1996
---------------------------------------------------------------------------------------------------------------------
Revenues                                                    $ 1,145,664         $   680,872             $    520,417

Operating Expenses
Cost of service                                                 885,606             519,387                  400,077
Conversion costs                                                  9,991               2,595                    6,395
Selling, general and administrative                             120,154              76,038                   68,080
Depreciation and amortization                                    44,839              23,603                   14,995
Merger and consolidation expenses                                90,720               1,889                       --
                                                            -----------         -----------             ------------
       Total operating expenses                               1,151,310             623,512                  489,547
                                                            -----------         -----------             ------------

Operating income (loss)                                          (5,646)             57,360                   30,870

Other income (expense)
Interest income                                                   6,560               6,265                    3,437
Interest expense                                                 (5,999)             (4,388)                  (5,256)
Minority interest in income of subsidiaries                     (10,056)               (776)                      --
Other income                                                         --                  --                    1,000
                                                            -----------         -----------             ------------
                                                                 (9,495)              1,101                     (819)
                                                            -----------         -----------             ------------
Income (loss) before provision (benefit)
  for income taxes                                              (15,141)             58,461                   30,051

Provision (benefit) for income taxes                             (2,362)             20,562                   10,903
                                                            -----------         -----------             ------------
Net income (loss)                                           $   (12,779)        $    37,899             $     19,148
                                                            ===========         ===========             ============

Per share amounts (in dollars)
Basic earnings per share                                    $     (0.18)        $      0.60             $       0.32
Diluted earnings per share                                  $     (0.18)        $      0.58             $       0.32

Shares used in per share calculations
Weighted averages shares - basic                                 70,061              63,571                   58,567
Weighted averages shares - diluted                               70,061              65,668                   59,553

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Amounts in thousands

                                                                     Additional   Retained
                                      Preferred           Common      Paid in     Earnings       Treasury
                                       Stock               Stock      Capital     (Deficit)       Stock               Total
                                    -----------------------------------------------------------------------------------------------
                                    Shares  Amount    Shares   Amount                           Shares   Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996,
 as previously reported             33,571  $33,571   11,378   $114   $ 2,615     $(10,283)        13   $ (69)      $ 25,948
  Restatement for pooling
   of interests                         -         -    8,586     86    26,096        7,817         (4)                33,999
------------------------------------------------------------------------------------------------------------------------------------
  As restated                       33,571   33,571   19,964    200    28,711       (2,466)         9      (69)       59,947
------------------------------------------------------------------------------------------------------------------------------------
  Exchange of Preferred Stock
   for Common Stock                (28,571) (28,571)  11,876    119    28,452           -           -       -            -
  Redemption of Series D
   Preferred Stock                  (5,000)  (5,000)      -       -        -            -           -       -         (5,000)
  Issuance of Common Stock
   related to secondary offering        -         -    4,184     42   140,763           -                   -        140,805
  Payment of accrued dividends on
   Preferred Stock                                                         -         (11,689)               -        (11,689)
  Stock options exercised               -         -    1,706     17     2,123           -                   -          2,140
  Income tax benefit from stock
   options exercises                    -         -       -      -      1,295           -                   -          1,295
  Issuance of Common Stock
   related to NOVA initial public
   offering, net of expense             -         -    3,793     38    65,291           -           -       -         65,329
  Stock splits                          -         -   21,400    214      (214)          -           -        -             -
  Purchases of treasury stock           -         -       -      -         -            -         557   (2,093)       (2,093)
  Reissuance of treasury stock          -         -       -      -        (69)          -          (9)      69            -
  Distribution of Subchapter
   S Corporations prior to poolings     -         -       -      -         -         (1,504)        -       -         (1,504)
  Subsidiary fiscal year conversion     -         -       -      -         -           (358)        -       -           (358)
  Minority shareholders' contribution   -         -       -      -         -            120         -       -            120
  Net and comprehensive net income      -         -       -      -         -         19,148         -       -         19,148
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            -         -   62,923   630    266,352         3,251       557   (2,093)      268,140
-----------------------------------------------------------------------------------------------------------------------------------
  Issuance of Common Stock              -         -        1     -         14            -         -        -             14
  Stock options exercised               -         -      574     5      1,440            -         -        -          1,445
  Income tax benefit from stock
   options exercises                    -         -       -      -      1,986            -         -        -          1,986
  Cancellation of treasury stock        -         -     (557)   (6)       (74)       (2,013)     (557)   2,093            -
  Distribution of Subchapter
   S Corporations prior to poolings     -         -       -      -         -         (6,756)       -        -         (6,756)
  Pooling of interest transactions      -         -    2,074    21      1,072           239        -        -          1,332
  Minority shareholders' contribution   -         -       -      -        524            -         -        -            524
  Net and comprehensive net income      -         -       -      -         -         37,899        -        -         37,899
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997            -         -   65,015   650    271,314        32,620        (0)      -        304,584
------------------------------------------------------------------------------------------------------------------------------------
  Issuance of Common Stock related
   to NOVA secondary offering, net
   of expenses                          -         -    5,000    50    142,539           -          -        -        142,589
  Stock options exercised               -         -      615     6      6,614           -          -        -          6,620
  Income tax benefit from stock
   options exercises                    -         -       -      -      1,057           -          -        -          1,057
  Subsidiary fiscal year conversion     -         -      307     3        163        5,506         -       -           5,672
  Pooling of interest transactions      -         -    1,660    17        812       (2,593)        -        -         (1,764)
  Distribution of Subchapter
   S Corporations prior to poolings     -         -       -      -         -        (4,761)        -        -         (4,761)
  Net and comprehensive net loss        -         -       -      -         -       (12,779)        -        -        (12,779)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            -       $ -   72,597  $726    422,499   $   17,993         -        -       $441,218
===================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands of dollars

                                                                              ----------------------------------------------------
                                                                                              Years ended December 31,
                                                                              ----------------------------------------------------
                                                                                         1998              1997              1996
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                             $       (12,779)    $      37,899    $       19,148
Subsidiary fiscal year conversion                                                                             -              (358)
Adjustments to reconcile net income
       to net cash provided by operating activities:
       Non-cash portion of merger and consolidation                                    18,491                 -
       Depreciation and amortization                                                   44,839            23,603            14,995
       Deferred income taxes                                                          (30,429)            1,376             2,740
       Loss on disposal of equipment                                                      265                12                 -
       Minority interest                                                                5,182               776                 -
       Interest on debt obligations                                                     2,062
       Gain on disposition of non-compete agreement                                                           -              (150)
       Changes in assets and liabilities, net of the effects
            of business acquisitions:
            Trade receivables                                                         (32,179)          (22,351)           (4,537)
            Inventory                                                                  (4,503)             (613)              133
            Other assets                                                              (21,674)           (9,944)              (50)
            Accounts payable                                                           11,131             9,177              (735)
            Accrued liabilities                                                        52,608             2,309            10,997
                                                                                 -------------       -----------       -----------
       Net cash provided by operating activities                                       37,834            42,244            42,183
                                                                                 -------------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of merchant portfolios and customer contracts                               (91,125)         (108,804)          (36,004)
Purchase of property and equipment                                                    (46,385)          (20,576)           (8,884)
Purchase of equipment for leasing                                                     (27,906)          (19,297)          (20,865)
Purchase of investments                                                                     -           (49,168)                -
Proceeds from sale of investments                                                      39,123                 -                 -
Amounts received on leases                                                             18,329            14,650            12,789
Other                                                                                       -             1,076                64
                                                                                 -------------       -----------       -----------
       Net cash used in investing activities                                         (107,964)         (182,119)          (52,900)
                                                                                 -------------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings and notes payable, net                             21,849            32,800             4,008
Proceeds from the issuance of long-term debt                                          (70,074)           34,189            36,018
Payments on long-term debt and capital leases                                               -           (38,657)          (72,055)
Payment of Preferred Stock dividends                                                        -                 -           (11,689)
Proceeds from initial public offerings of
       Common Stock, net of offering expenses                                         142,589                14           206,291
Redemption of Preferred Stock                                                               -                 -            (5,000)
Proceeds from stock options exercised                                                   6,620             1,445             1,982
Purchase of treasury stock                                                                                    -              (630)
Issuance of note receivable                                                            (1,785)           (8,773)                -
Distributions of Subchapter S Corporations                                             (4,761)           (5,083)           (1,504)
Other                                                                                                         -               120
                                                                                 -------------       -----------       -----------
       Net cash provided by financing activities                                       94,438            15,935           157,541
                                                                                 -------------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   24,308          (123,940)          146,824
                                                                                 -------------       -----------       -----------

Cash and cash equivalents, beginning of the year                                       26,823           150,763             3,939
                                                                                 -------------       -----------       -----------
Cash and cash equivalents, end of the year                                    $        51,131     $      26,823    $      150,763
                                                                                 =============       ===========       ===========

SUPPLEMENTARY INFORMATION
       Income taxes paid                                                      $        28,181     $      19,763    $        5,696
       Interest paid                                                          $         6,944     $       3,866    $        4,632
       Notes payable issued in connection with business acquisition           $        33,758     $         433    $          209


See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  NOTE 1

                  Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS AND ORGANIZATION. NOVA Corporation (the "Company" or "NOVA") is a provider of integrated electronic transaction processing services, related software application products and value-added services primarily to small-to-medium-sized merchants. The Company provides merchants with transaction processing support for all major credit and charge cards, including VISA, MasterCard, American Express, Discover, Diners Club and JCB, and also provides access to debit card processing and check verification services. NOVA provides merchants a broad range of transaction processing services, including authorizing card transactions at the point-of-sale ("POS"), capturing and transmitting transaction data, payment settlement, and assisting in resolving billing disputes with customers.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of NOVA Corporation and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

COMBINED FINANCIAL RESULTS. On September 24, 1998, NOVA completed a merger transaction with PMT Services, Inc. ("PMT"), pursuant to which PMT became a wholly-owned subsidiary of NOVA. In addition to the PMT merger, PMT completed various mergers prior to the merger with NOVA. These mergers were intended to qualify as tax-free reorganizations and were accounted for as poolings-of-interests. Accordingly, the consolidated historical financial statements for all periods presented combined the financial results of NOVA and PMT. Although prior to the merger, PMT reported on the fiscal year ended July 31 basis, PMT changed their year end to October 31 in 1998. Conforming PMT to a calendar year fiscal year was not practicable for 1998 due to the timing and cost associated with establishing and auditing the beginning of year balances as of January 1, 1998. Beginning in 1999, PMT's fiscal year will be changed to conform to a calendar year.

The NOVA balance sheet as of December 31, 1998, has been combined with the PMT balance sheet as of October 31, 1998. The NOVA balance sheet as of December 31, 1997, has been combined with the PMT balance sheet as of July 31, 1997. The NOVA statement of operations and cash flows for the year ended December 31, 1998, has been combined with the PMT statement of income and cash flows for the twelve months ended October 31, 1998. The NOVA statements of operations and cash flows for the years ended December 31, 1997 and 1996, have been combined with the PMT statements of operations and cash flows for the fiscal years ended July 31, 1997 and 1996. The results of operations of PMT for the period August 1, 1997 through October 31, 1997, of $7.6 million have been reported as an increase to shareholders equity for the year ended December 31, 1998. Revenues for this interim period were $101.1 million and expenses, including income taxes, were $93.5 million.

There were no transactions between NOVA and PMT prior to the combination, and immaterial adjustments were recorded to conform PMT's accounting policies. Certain reclassifications were made to the PMT financial statements to conform to NOVA's presentations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE AND COST OF SERVICE RECOGNITION. Revenues derived principally from the electronic processing of transactions (principally merchant discount) are recognized, net of revenue sharing amounts, at the time the merchants' transactions are processed. Directly related costs of service are also recognized at the time of processing and include interchange fees paid to the credit card issuing-bank, VISA and MasterCard assessments, telecommunications expenses, and merchant accounting processing fees.

When the Company purchases merchant portfolios, it typically enters into revenue sharing agreements with the sellers. The revenue sharing amounts are determined primarily on sales volume processed for a particular group of merchants. The revenue sharing agreements generally have an initial term of at least three years with renewal provisions. Revenue is shown in the accompanying statements of operations net of revenue sharing amounts of $35.3 million, $16.3 million, and $15.3 million for the years ended December 31, 1998, 1997, and 1996, respectively.

Additional revenue sources include the sale, lease and rental of POS processing equipment. Revenues related to direct financing leases are recognized over the term of the lease using the effective interest method. Equipment sales revenues are recorded when the equipment is shipped. Rental income is recognized as earned.

CONVERSION COSTS. The cost of converting purchased merchant portfolios from the seller's processing platform and telecommunications network to the NOVA Network is expensed as incurred.

CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, NOVA considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH. Restricted cash represents funds held-on-deposit with certain processing banks pursuant to agreements to cover potential merchant losses, and funds held by lending institutions pursuant to loan agreements to provide additional collateral. These amounts are classified as "Other Non-current Assets" for financial statement purposes, and total $8.2 million and $9.3 million at December 31, 1998 and 1997, respectively.

INVESTMENTS. The investments held at December 31, 1997, consist of United States Government Treasury Notes that have a term of less than one year. These investments are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Debt and Equity Securities" ("SFAS 115"), and are carried at amortized cost as determined by specific identification. The fair value of these investments was $49.2 million at December 31, 1997. The Company held no investments at December 31, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTS RECEIVABLE. Accounts receivable are primarily comprised of amounts due from the Company's clearing and settlement banks and represent the discount earned, after related interchange fees on transactions processed during the month ending on the balance sheet date. Such balances are received from the clearing and settlement banks approximately twenty days following the end of each month.

The Company's merchant customers have liability for charges disputed by cardholders. However, in the case of merchant insolvency, bankruptcy or other nonpayment, the Company may be liable for any of such charges disputed by cardholders. The Company believes that the diversification of its merchant portfolio among industries and geographic regions reduces its risk of loss. Based on its historical loss experience, the Company has established reserves for estimated credit losses on transactions processed.

FINANCING LEASES. The Company provides direct financing leases and sales-type leases to its customers. The significant difference between the two types of leases is dealer profit recognized in a sales-type lease. At inception of a POS equipment lease, the Company records an investment in direct financing leases which is equal to the total of future lease rentals and the estimated residual value of the leased equipment less unearned income. The unearned income is the difference between the cost of the equipment and the total of future lease rentals plus the estimated residual value of the leased equipment. Residual value is based on the estimated proceeds from the sale or lease of the asset at the end of the lease term. Amortization of unearned income is recorded using the effective interest method. The investment in financing leases is reduced by an allowance for rental payments that are expected to be uncollectible.

INVENTORY. Inventory, which consists of electronic POS equipment held for sale or rental to merchants, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over three to seven years and buildings are depreciated over thirty years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Direct costs associated with the development of software for internal use are capitalized and depreciated over the useful life of the software, up to seven years. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are added to the property and equipment accounts. The Company rents POS equipment to merchants under operating leases. The rented equipment is capitalized and depreciated over three years.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INSTRUMENTS. The Company's financial instruments at December 31, 1998 and 1997 consist primarily of cash and cash equivalents and loans payable to financial and lending institutions. Due to the short maturities of the cash and cash equivalents, carrying amounts approximate the respective fair values. The loans payable are variable rate instruments at terms the Company believes would be available if similar financing were obtained from another third party. As such, their carrying amounts also approximate their fair value.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and cash investments. Concentrations of credit risk with respect to trade accounts receivable are limited, due to the large number of entities comprising the customer base and the ongoing credit evaluations conducted to monitor the status of a customer's financial condition. Cash investments are held by numerous financial institutions and present minimal risk to the Company.

INTANGIBLES. The excess cost of businesses acquired is amortized on the straight-line basis over thirty years. Accumulated amortization at December 31, 1998 and 1997 was $2.6 million and $2.1 million, respectively. Amortization expense was approximately $573,000, $500,000 and $496,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Amortization of merchant portfolios is provided on a straight-line basis over a ten-year life, based on the Company's estimates of future merchant sales volumes. Accumulated amortization of portfolios was $63.1 million and $31.9 million at December 31, 1998 and 1997, respectively. Amortization expense was approximately $ 30.0 million, $14.0 million, and $8.4 million for the years ended December 31, 1998, 1997, and 1996, respectively.

Management periodically evaluates intangibles for indications of impairment based on the operating results of the related business or merchant portfolio purchased. If this evaluation indicates that the intangible asset will not be recoverable, as determined based on the undiscounted cash flows over the remaining life of the asset, the carrying value and remaining amortization period of the related intangible asset will be adjusted to reflect fair value.

INCOME TAXES. The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and their respective amounts used for income tax purposes.

SETTLEMENT OBLIGATIONS. Settlement obligations result from timing differences in the Company's settlement processes with merchants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK COMPENSATION. NOVA has elected under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to continue to use the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB 25"). Refer to Note 12 regarding pro forma net income (loss) and earnings per share information.

EARNINGS PER SHARE. Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common shares outstanding during the period and reflects any dilutive effects of options, warrants and convertible securities outstanding during the period.

RECENT PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

PRESENTATION. Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

                                    NOTE 2

                             BUSINESS COMBINATIONS

PMT SERVICES, INC. MERGER

In September 1998, NOVA completed the acquisition of PMT Services, Inc., in a merger transaction by exchanging 37,651,000 shares of its common stock for all of the outstanding common stock of PMT. Each share of PMT was exchanged for
0.715 of one share of NOVA common stock. In addition, outstanding PMT options and warrants were converted at the same exchange factor of NOVA common stock. See Note 12.

The combined results reflect reclassifications to conform financial statement presentation, as follows:


(thousands, except per share amounts)                   Years ended December 31,

================================================================================
                                                            1997           1996
--------------------------------------------------------------------------------
Revenues:
   NOVA                                                 $ 335,625     $ 265,829
   PMT                                                    355,010       263,450
   Reclassification to conform
      financial presentation                               (9,763)       (8,862)
                                                        ------------------------
   Combined                                             $ 680,872     $ 520,417
                                                        ========================

Net income:
   NOVA                                                  $ 17,385     $   7,267
   PMT                                                     20,514        11,881
                                                        ------------------------
   Combined                                              $ 37,899     $  19,148
================================================================================

--------------------------------------------------------------------------------
Net income per share (on a diluted basis):
   NOVA                                                  $   0.58     $    0.25
   PMT (1)                                               $   0.58     $    0.38
   Combined                                              $   0.58     $    0.32
--------------------------------------------------------------------------------


(1) Adjusted for effect of exchange ratio of .715 shares of NOVA common stock for each share of PMT common stock.

Other Business Combinations

As previously stated, PMT completed various business combinations in the year ended October 31, 1998, and the two years ended July 31, 1997, by issuing common stock in exchange for all of the outstanding common stock of the companies acquired. These transactions were accounted for as pooling of interests. The consolidated accompanying financial statements have been prepared to reflect the restatement of all periods presented. Nine of these transactions were considered material for restatement of prior period consolidated financial statements are summarized as below:

(in thousands)
Company Acquired                                       Date                            Shares Issued(1)

Martin-Howe Associates (MHA)                           July 1, 1996                       425
Fairway Marketing Group (Fairway)                      December 23, 1996                  304
Bancard Systems, Inc. (BSI)                            January 27, 1997                 2,239
Retail Payment Services, Inc. (RPS)                    January 30, 1997                   406
Eric Krueger, Inc. (Krueger)                           June 3, 1997                       414
LADCO Financial Group (LFG)                            July 14, 1997                    1,046
Bancard, Inc. (BCI)                                    October 2, 1997                  2,768
MBN National, Inc. (MBN)                               May 14, 1998                       706
Superior Bankcard Service, Inc. (Superior)             July 30, 1998                    2,660

(1) Adjusted for effect of exchange ratio of .715 shares of NOVA common stock for each share of PMT common stock.

Separate revenues, net income and related earnings per share amounts of the acquired operating businesses for the periods prior to each of the mergers are presented in the following table. In addition, the table includes unaudited pro forma net income and earnings per share amounts which reflect pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.


(Amounts in thousands)
                                     Year Ended      Year Ended
                                    July 31, 1997   July 31, 1996
                                    ------------    -------------
Revenues:
  PMT                                  $240,756         $136,254
  MHA                                         -           13,586
  Fairway                                 7,125           19,524
  BSI                                    12,218           21,540
  LFG                                    12,882           11,008
  BCI                                    40,827           31,852
  MBN                                    12,651            8,788
  Superior                               17,319            7,919
  Other                                  11,232           12,979
                                    ------------     ------------
Revenues, as reported                  $355,010         $263,450
                                    ============     ============


Net income (loss):
  PMT                                  $ 13,806         $  8,952
  MHA                                         -             (327)
  Fairway                                   183             (858)
  BSI                                       746              288
  LFG                                     1,319            1,024
  BCI                                     2,656            1,179
  MBN                                    (1,041)            (118)
  Superior                                2,500              594
  Other                                     345            1,146
                                    ------------     ------------
Net income, as reported                  20,514           11,880
Pro forma tax effect of Subchapter
  S Corporations                         (1,798)            (754)
                                    ------------     ------------

Pro forma net income                   $ 18,716         $ 11,126
                                    ============     ============


(1) Adjusted for effect of exchange ratio of 0.715 shares of NOVA common stock for each share of PMT Services, Inc. common stock.


MHA had a calendar year end. In order to conform MHA's year end to PMT's fiscal year end, results of operations for MHA for the six-month period ended June 30, 1996 have been excluded from the consolidated statement of income for the year ended July 31, 1996. Accordingly, an adjustment has been made in 1996 to retained earnings for the exclusion of the net loss of $356,914 for such six-month period. MHA's results of operations for this six-month period include revenues of $10,743,645, expenses of $11,022,698 and net loss before provision of income taxes of $279,053.

Fairway, RPS, Krueger, Bancard, MBN and Superior were Subchapter S Corporations for income tax purposes; therefore, these entities did not pay U.S. federal income taxes. these entities will be included in the Company's U.S. federal income tax return effective from the date of each merger.

In addition to these transactions, the Company completed six separate operating business combinations during the year ended October 31, 1998 and the year ended July 31, 1997, with six unrelated entities. The Company issued an aggregate of 3,577,914 shares of NOVA common stock in exchange for all the outstanding stock of the six entities. On an individual basis these transactions, which were accounted for as poolings of interests, were not considered material for retroactive restatement of the consolidated financial statements. Retroactive restatement would have increased total assets by 1% as of December 31, 1997. Retroactive restatement would have increased revenue by 4% and 5%, and net income by 4% and 8%, during 1997 and 1996, respectively.

                                    NOTE 3

                MERCHANT PORTFOLIO PURCHASES AND JOINT VENTURES


MERCHANT PORTFOLIOS
NOVA purchases various merchant portfolios, whereby servicing rights for electronic authorization and payment processing to specific merchants under contract to processing banks are acquired. The Company's operating results reflect each of these purchases from the effective dates of the transactions. During 1998 there was one significant portfolio purchase and several individually insignificant purchases.

Effective November 4, 1998, the Company completed a transaction with First Union Bank of Delaware, successor by merger to CoreStates Bank of Delaware, N.A. ("CoreStates"), whereby NOVA acquired all rights, title, and interest in and assumed certain liabilities of the CoreStates merchant processing portfolio. The remaining purchase price, payable over a two-year period, is contingent upon achieving certain minimum performance levels over the next two years. An initial non-refundable payment of $25.0 million was made at the time of the purchase. Contingent payments of up to $46.0 million may be required based upon the performance of the portfolio.

Significant 1997 merchant portfolio purchases include the Crestar Bank merchant portfolio effective May 29, 1997, and the MBNA America Bank, N.A. merchant portfolio effective December 31, 1997. Purchase price consideration paid approximated $21.7 million and $20.3 million, respectively.

JOINT VENTURES
In addition to merchant portfolio purchases, the Company also entered into joint venture agreements with certain financial institutions for the purpose of expanding and strengthening its merchant processing base. On January 21, 1998, NOVA consummated a transaction with KeyBank National Association ("KeyBank") whereby the Company purchased a 51% membership interest in Key Merchant Services, LLC ("KMS"). NOVA provides transaction processing and other services to the merchant contracts KeyBank initially contributed to the venture. The purchase price of the membership interest is payable over a three-year period. The purchase price recorded was $51.0 million, of which $37.1 million was paid as of December 31, 1998. The remaining amount due is included in long-term debt at December 31, 1998. The maximum consideration payable is approximately $74.1 million.

Effective October 31, 1997, the Company entered into a joint venture with Firstar Bank, U.S.A., N.A. ("Firstar") whereby NOVA purchased a 51% interest in the joint venture for $24.0 million. The Company performs the transaction processing services for the joint venture's merchant contracts.

The following summarizes the allocation of the aggregate purchase price to the major categories of assets acquired and liabilities assumed resulting from all portfolio purchases and joint venture investments made by the Company:

    (Amounts in thousands)                                                                   December 31,
==============================================================================================================================
                                                                            1998                 1997                  1996
==============================================================================================================================
Merchant contracts                                                       $  122,814            $  109,247           $   36,004
Property and equipment                                                        2,069                    --                   --
Non-compete agreement                                                           932                   250                  128
                                                                          ---------            ----------           ----------
                                                                            125,815               109,497               36,132
------------------------------------------------------------------------------------------------------------------------------
Notes payable to seller                                                     (33,758)                 (443)                (128)
==============================================================================================================================
Net cash paid                                                            $   92,057           $   109,054           $   36,004
==============================================================================================================================

                                    NOTE 4
                       MERGER AND CONSOLIDATION CHARGES


As a result of the PMT merger and other mergers completed by PMT during 1998, the Company recorded a $90.7 million charge in 1998. This charge was primarily related to direct merger transaction costs, charges associated with the consolidation and closure of PMT's corporate headquarters and certain operating subsidiaries, contract termination costs related to unfavorable third party processing contracts, and the decision to exit certain of PMT's sales distribution channels.

Direct merger transaction costs are primarily investment banking commissions, professional fees, and regulatory filing expenses.

The primary costs associated with consolidation and closure of facilities include employee and executive severance, estimated unrecoverable future lease obligations on vacated facilities, and the write-down of capital assets to their net realizable value. The consolidation and closure actions result from the elimination of overlapping functions, primarily customer service, accounting, and administrative areas. The total number of employees terminated was approximately 275, with 210 having received severance packages as of December 31, 1998. Of these employees certain executives' severance will be paid out over two years. The remaining employees will leave the Company during the first quarter of 1999. The Company began the process of moving PMT's operations from Nashville, Tennessee to other locations in December 1998, and expects the process to be completed in the first quarter of 1999, at which time the premises in Nashville will be completely vacated.

Consistent with past practice, management developed a plan in 1998 to convert the front-end and back-end transaction processing of PMT's merchants to the NOVA Network. As a result of this plan, in 1998 the Company negotiated the termination of long-term processing contracts with third parties which resulted in early termination fees. The majority of these terminations were finalized and paid in 1998. The Company expects to complete the negotiation and payment of the remaining contracts during the first half of 1999 and the estimated costs are included in the remaining reserve balance at December 31, 1998.

Capital asset write-downs are substantially attributable to the computer software and equipment, including PMT's management information and financial reporting systems. Additional assets written down include telephone systems, and office furniture and equipment that will not be redeployed for use at another

NOVA facility.

In 1998 management formulated plans to exit unique distribution channels based upon the type of merchants business generated through these channels. Specifically, servicing and maintaining the type of merchant generated through these channels is not compatible with NOVA's operating philosophy and not strategically aligned with NOVA's plan of business. The charge related to exiting this distribution channel includes a contract termination fee and the write down of certain related intangible assets resulting from an analysis of discounted future cash flows generated from the subject merchants.

The majority of these merger related costs were paid in the fourth quarter of 1998 and the Company expects the plans associated with the remaining costs to be substantially complete during the first half of 1999.

Details of the merger related charges are as follows:

(Amounts in thousands)

----------------------------------------------------------------------------------------------------------
                                        Cash/                                           Reserve Balance at
----------------------------------------------------------------------------------------------------------
Description                             Non-cash        Charge         Activity         12/31/98 (1)
----------------------------------------------------------------------------------------------------------
Direct transaction costs                Cash            $15,515           $(11,412)              $   4,103
----------------------------------------------------------------------------------------------------------
Severance packages                      Cash             14,050             (1,404)                 12,646
----------------------------------------------------------------------------------------------------------
Lease abandonment                       Cash              4,658                 --                   4,658
----------------------------------------------------------------------------------------------------------
Contract termination charges            Cash             35,506            (13,689)                 21,817
----------------------------------------------------------------------------------------------------------
Asset write-down                        Non-cash          7,121             (7,121)                     --
----------------------------------------------------------------------------------------------------------
Costs to exit a distribution channel    Non-cash         11,370            (11,370)                     --
----------------------------------------------------------------------------------------------------------
Costs to exit a distribution channel    Cash              2,500                 --                   2,500
----------------------------------------------------------------------------------------------------------
Total                                                   $90,720           $(44,996)              $  45,724
----------------------------------------------------------------------------------------------------------


(1) Represents reserve balances of $35.0 million at October 31, 1998, for PMT. Approximately $15.8 million of these reserves were paid as of February 19, 1999.


Future cash outlays are anticipated to be completed by the end of 1999, excluding certain lease commitments that will continue through August 2007 if the Company is unable to sublease this space.

                                    NOTE 5

                            PROPERTY AND EQUIPMENT

PROPERTY and equipment at December 31, 1998, and 1997 consist of:

                                                   December 31,
==================================================================
(Amounts in thousands)                        1998          1997
==================================================================
Land and building                           $ 10,680      $    744
Equipment                                     35,525        24,029
Credit card terminals held for rent           22,610        10,759
Software, internally developed                 5,686         4,125
Furniture and fixtures                         6,019         2,790
Leasehold improvements                         2,414         1,641
Software Work-in-progress                     11,446         2,701
------------------------------------------------------------------
                                              94,380        46,789
Less accumulated depreciation
   and amortization                          (28,648)      (16,024)
------------------------------------------------------------------
                                            $ 65,732      $ 30,765
==================================================================

Depreciation expense for the years ended December 31, 1998, 1997, and 1996 was approximately $12.6 million, $6.6 million, and $4.4 million, respectively.

                                    NOTE 6

                    NET INVESTMENT IN DIRECT FINANCE LEASES

The components of the investment in direct financing leases for POS equipment at December 31, 1998 and 1997 are as follows:

=======================================================================
(AMOUNTS IN THOUSANDS)                             1998          1997
-----------------------------------------------------------------------
Minimum lease payments                           $ 60,383      $ 48,502
Residual values - unguaranteed                      9,700         5,725
Allowance for doubtful accounts                    (3,217)       (2,482)
-----------------------------------------------------------------------
Net minimum lease payments receivable              66,866        51,745
Unearned income                                   (21,181)      (17,858)
-----------------------------------------------------------------------
Net investment in direct financing leases        $ 45,685      $ 33,887
=======================================================================

Changes in the allowance for doubtful accounts at December 31, 1998, 1997, and 1996 were as follows:

==========================================================================
(IN THOUSANDS)                           1998          1997          1996
--------------------------------------------------------------------------
Balance at beginning of year           $ 2,482       $ 1,659       $ 1,017
Subsidiary fiscal year conversion           78            --            --
Provision for bad debt expense           2,987         2,390         2,133
Charged off lease contracts             (2,776)       (2,043)       (1,638)
Bad debt recoveries                        446           476           147
--------------------------------------------------------------------------
Balance at end of year                 $ 3,217       $ 2,482       $ 1,659
==========================================================================

At December 31, 1998, minimum lease payments receivable, including estimated residual values receivable, are due as follows:


==============================================================================
(AMOUNTS IN THOUSANDS)       Minimum lease        Unguaranteed residual values

                               payments                             receivable

                              receivable
YEAR ENDED DECEMBER 31:
------------------------------------------------------------------------------
1999                           $  24,527                            $      982

2000                              18,559                                 2,201

2001                              12,339                                 2,628

2002                               4,733                                 3,637

Thereafter                           225                                   252
------------------------------------------------------------------------------
                               $  60,383                            $    9,700
==============================================================================


The Company's experience indicates a portion of the leases will terminate at dates other than the end of the contractual period. Accordingly, the foregoing table should not be regarded as a forecast of future collections.


                                    NOTE 7

                                Note Receivable

In March 1997, PMT entered into a ten year lease agreement for a portion of office space available in a building that served as its corporate headquarters. PMT granted a mortgage loan to an independent developer and advanced funds for the purchase and renovation of the building. The outstanding loan amount of $13.8 million, bears interest at 5%, with principal and interest of $80,562 due monthly in arrears. The loan principal was issued in various draws based upon completion of certain stages of renovation. The outstanding balance is payable in full in August 2007. The mortgage loan is secured by a first lien on the property. An independent appraisal of the property determined its fair value for the purpose of classifying the related leasing transaction in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The lease is classified as an operating lease, and the minimum lease commitment is included in Note 11.

                                    NOTE 8

                           Long-Term Debt Obligations

Long-term debt obligations at December 31, 1998 and 1997 consist of the following:
                                                    December 31,
===============================================================================
(Amounts in thousands of dollars)                   1998                  1997
-------------------------------------------------------------------------------
Notes payable, secured by the remaining payment
 stream of certain leases and restricted cash,
 principal and interest at a variable rate
 based on the one month Commercial Paper rate
 then in effect (6.03% - 12.21% at October 31,
 1998), are payable monthly, with all unpaid
 principal and interest due by May 2003.          24,879                 5,258


Notes payable, secured by the remaining payment
 stream of certain leases and restricted cash,
 principal and interest at rates ranging from
 10.11% to 12.21% per annum are payable monthly
 with all unpaid principle and interest due by
 April 2000                                          640                 5,085


Notes payable, secured by the remaining payment
 stream of certain leases and restricted cash,
 principal and interest 7.22% per annum, are
 payable monthly, with all unpaid and interest
 due by March 2002                                 9,401                18,761


Notes payable, secured by the remaining payment
 stream of certain leases and restricted cash,
 principal and interest at 12.00% per annum
 are payable monthly, with all unpaid principal
 and interest due by March 1999                       31                   481


Revolving line of credit obligation (maximum
 available balance of $3,000,000), secured by
 the remaining payment stream of certain leases
 and restricted cash, principal and interest at
 a variable rate based on the prime rate (9.5% at
 July 31, 1997), are payable monthly, with all
 unpaid principal and interest due on demand           -                 1,290


Revolving line of credit obligation (maximum
 available balance of $1,500,000), secured by
 the remaining payment stream of certain leases
 and restricted cash, principal and interest
 at variable rate based on the prime rate (10.0%
 at July 31, 1997), are payable monthly, with
 all unpaid principal and interest due by
 May 1998                                              -                   346

Revolving credit facilities due through 2002,

  at a weighted rate of 7.88%                         --                34,436

Deferred purchase price installment,

discounted at 6.5%, due 1999                      17,362                    --

Other                                              2,246                 1,306
                                               --------------------------------
Total long-term debt obligations                  54,559                66,963

Less amounts due within one year                 (31,534)              (14,962)
                                               --------------------------------
Long-term debt obligations                      $ 23,025              $ 52,001
===============================================================================

The maturities of long-term obligations at December 31, 1998, are as follows:

===============================================================================
                        1999                                         $  31,534
                        2000                                             8,909
                        2001                                             5,838
                        2002                                             5,453
                        2003                                             2,825
                                                                     ----------
                                                                     $  54,559
==============================================================================

In October 1997, the Company entered into an agreement with a bank for aggregate loans of up to $80.0 million. The Company, at its option and subject to the satisfaction of certain conditions, may increase the aggregate amount available on the credit facility to $100.0 million. On September 30, 2000, all outstanding borrowings in excess of $50 million automatically convert to term loans due in eight equal quarterly installments commencing December 31, 2000, and ending September 30, 2002. All outstanding borrowings under the then remaining $50.0 million revolving loan commitment are due September 30, 2002. There were no outstanding borrowings against this facility at December 31, 1998.

The Company pays a quarterly commitment fee in arrears on the average daily unused portion of the funds available for revolving loans and letters of credit. This commitment fee ranges from .125% to .200% depending on certain financial ratios. The Company also pays commitment fees for outstanding letters of credit. Such fees range from .35% to .65% depending on certain financial ratios. Interest on outstanding borrowings is charged using, at the Company's option, either the bank's base rate, as defined, or the prevailing Eurodollar rate plus a margin determined from certain financial ratios.

Borrowings under the loan agreement are collateralized by substantially all the assets of the Company. The loan agreement contains restrictive covenants that include, among other items, maintenance of specified ratios of EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charges and funded debt and restrictions on the payment of dividends. In connection with the PMT Merger and other acquisitions closed in 1998 and 1999, the Company obtained a waiver of certain covenants under the Credit Agreement, which waiver is effective for all applicable periods.

As a result of the PMT acquisition the Company also has a $20.0 million revolving line of credit available, which expired without renewal on January 31, 1999. There were no outstanding borrowings at December 31, 1998 or 1997.

                                    NOTE 9

                                 INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

(Amounts in thousands)                                December 31,
===============================================================================
                                                1998                       1997
-------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:

  Property and equipment                   $   7,757                   $  3,094
  Gross lease receivable                      23,489                     21,743
  Residual values, including portfolios        4,495                      3,355
  Mark - to - market accounting for
      accounts receivable                      1,052                        540
  Other                                        1,467                          2
-------------------------------------------------------------------------------
     Total deferred tax liabilities           38,260                     28,734
DEFERRED TAX ASSETS:

  Leased equipment                            14,870                     12,800
  Merger related costs                        18,663                         --
  Unearned income                              8,659                      8,006
  Allowance for doubtful accounts
      and merchant loss reserve               10,463                      2,977
  Accrued liabilities                          3,588                        793
  Book over tax amortization                  12,619                      3,466
  Net operating loss carryforwards               332                      1,299
  Other                                          225                          4
-------------------------------------------------------------------------------
     Total deferred tax assets                69,419                     29,345
Valuation allowance                             (332)                      (332)
-------------------------------------------------------------------------------
Net deferred tax assets                    $  30,827                        279
===============================================================================

In assessing the likelihood of utilizing existing net deferred tax assets, management considered its current operating environment, future ability to generate sufficient taxable income, and the excess of its appreciated asset values over the related tax basis. At this time, management believes it is more likely than not that the deferred tax assets will be realized based on its assessment of current financial condition.

The components of the provision (benefit) for income taxes are as follows:

                                                   December 31,
================================================================================
(Amounts in thousands)                      1998           1997             1996
--------------------------------------------------------------------------------
CURRENT:

   Federal                              $ 25,735        $16,878          $ 6,936
   State                                   2,332          2,308            1,227
DEFERRED:
   Federal                               (26,681)         1,214            2,168
   State                                  (3,748)           162              377
CHANGE IN VALUATION ALLOWANCE                 --             --              195
--------------------------------------------------------------------------------
                                       $  (2,362)       $20,562          $10,903
================================================================================

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes for the following reasons:

                                                                    December 31,
============================================================================================
                                                            1998         1997        1996
--------------------------------------------------------------------------------------------
Federal statutory rate                                    (35.0)%        35.0%        34.4%
State income taxes, net of federal tax benefit             (6.1)          2.8          3.5
Non-deductible merger-related charges                      32.2            --           --
Amortization of excess cost of businesses
 acquired                                                   0.5           0.1          0.2
Change in valuation allowance                                --            --          0.7
Subchapter S Corporations income
   not subject to tax                                      (7.4)         (2.9)        (2.5)
Other                                                       0.2            .3           --
--------------------------------------------------------------------------------------------
Effective tax rate                                        (15.6)%        35.3%        36.3%
============================================================================================

The Company has approximately $1.0 million of federal and state net operating loss carryforwards and $.9 million of Alternative Minimum Tax ("AMT") credits available to offset future taxable income of certain subsidiaries. These cumulative net operating loss carryforwards expire in varying amounts through fiscal 2013. A valuation allowance has been established for certain of these net operating losses and AMT credits as utilization by the applicable subsidiaries is not reasonably assured.

                                  NOTE 10

                                CAPITALIZATION

PREFERRED STOCK . The Company is authorized to issue 5,000,000 shares of Preferred Stock in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions as may be fixed by the Board of Directors.

On May 8, 1996, upon consummation of the Company's initial public offering, the Series A, B and C Preferred Stock, totaling 28,571 shares, were converted into 11,876,218 shares of Common Stock. In addition, the Company redeemed the 5,000 shares of Series D Preferred Stock outstanding for $5,000,000 on May 8, 1996. Cumulative dividends of $11,689,000 were paid to holders of Preferred Stock concurrent upon the liquidation of all series of Preferred Stock.

COMMON STOCK . In connection with the PMT merger, NOVA amended its Articles of Incorporation to increase the number of authorized shares of NOVA common stock from 50,000,000 shares to 200,000,000 shares. The NOVA shareholders approved the amendment at the special meeting of NOVA's shareholders held on September 24, 1998.

On April 21, 1998, NOVA completed a secondary public offering in which the Company sold 5,000,000 shares of common stock for a purchase price to the public of $30.00. The net proceeds received from the sales of the shares on common stock were approximately $142.5 million after deducting underwriting discounts and commissions and estimated expenses. The Company used its net proceeds to repay all amounts outstanding under its bank credit facility and to purchase various merchant portfolios.

                                   NOTE 11

               COMMITMENTS, CONTINGENCIES, AND LEASE OBLIGATIONS

CONTINGENCIES

NOVA is involved in ordinary and routine litigation incidental to its business. The Company is not party to any pending legal proceedings that, in the opinion of management, would have a material adverse effect on the results of operations or financial position.

OPERATING LEASE OBLIGATIONS

The Company has leases for various real property and equipment that expire at various dates.

The future minimum rental commitments, net of future sublease income, for all non-cancelable leases at December 31, 1998, are payable as follows:

     ===================================================================
     (Amounts in thousands)
     Year ending December 31,
     -------------------------------------------------------------------
     1999                                                    $ 4,319
     2000                                                      3,974
     2001                                                      3,633
     2002                                                      2,510
     2003                                                      1,470
     Thereafter                                                6,344
                                                 -----------------------
     Total future minimum lease payments                     $22,250
     ===================================================================

Rental expense, net of sublease income, for the years ended December 31, 1998, 1997, and 1996, was approximately $4,922,000, $3,339,000, and $2,273,000 respectively.

                                    NOTE 12

                              STOCK OPTION PLANS

The Company applies APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of NOVA's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma disclosures of net income (loss) and earnings per share pursuant to SFAS 123, requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


     ================================================================================
     Year ended December 31,                    1998           1997            1996
     --------------------------------------------------------------------------------
     Risk free interest rate               4.5% - 5.7%    5.70% - 6.9%    5.7% - 6.8%
     Dividend yield                                 0%              0%             0%
     Expected volatility of stock price         0.577           0.544          0.692
     Expected life in years                         7               7              7
     ================================================================================

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the stock options have characteristics significantly different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate.

The pro forma amounts are indicated below:

(Amounts in thousands, except per share amounts)

========================================================================
                                   1998             1997       1996
------------------------------------------------------------------------
NET INCOME (LOSS):
     As reported                     $ (12,779)     $ 37,899    $ 19,148
     Pro forma                       $ (18,045)     $ 35,398    $ 18,073
BASIC EARNINGS PER SHARE:
     As reported                     $   (0.18)     $   0.60    $   0.36
     Pro forma                       $   (0.26)     $   0.46    $   0.28
DILUTED EARNINGS PER SHARE:
     As reported                     $   (0.18)     $   0.58    $   0.32
     Pro forma                       $   (0.25)     $   0.44    $   0.25
========================================================================

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The Company sponsors seven stock option plans whereby the Company has reserved for issuance upon exercise of stock options a maximum of 11,540,610 of NOVA common stock, and 550,000 shares related to stock appreciation rights.

The 1991 Employees Stock Option and Stock Appreciation Rights Plan ("1991 Plan"), the 1996 Employees Stock Incentive Plan ("1996 Employees Plan"), and the NOVA Corporation 1996 Directors Stock Option Plan ("1996 Directors Plan") are available to grant options. These plans are administered by a committee of the Board of Directors that determines the number of shares to be granted and the option price per share. Under these plans, the options expire no later than ten years from the grant date.

The 1991 Plan option awards may be exercised in 20% increments annually, beginning on March 1 following the date of grant. No options or rights shall be granted under the Plan after November 2, 2001. No appreciation rights have been granted.

Under the 1996 Directors Plan, options granted are exercisable in 25% increments at the end of each of the four years subsequent to the date of grant, and at a purchase price per share no less than the market value per share on the grant date.

The 1996 Employees Plan allows for the grants of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock awards. On September 24, 1998, NOVA shareholders approved an amendment to increase the number of shares issuable under the plan from 2,000,000 shares to 6,000,000 shares to facilitate future grants to all employees of NOVA after the PMT merger. Under the 1996 Employees Plan, options may be exercised in 25% increments at the end of each of the four years subsequent to the grant date. The administrative committe under the plan may amend or alter the vesting schedule of the outstanding options. Incentive stock options cannot be granted at a per share price less than the fair market value of the common stock on the grant date.

In connection with the PMT merger, each outstanding option or warrant to purchase PMT common stock became fully vested and was automatically converted into an option or warrant to purchase the number of shares of NOVA stock in an amount and per share price adjusted to reflect the exchange ratio of .715. Each assumed option contains terms and provision similar to those terms, conditions, and provisions contained in the original grant. The PMT plans are no longer available for option grants. Approximately 2,300,000 million shares of NOVA common stock have been reserved for issuance upon the exercise of such options and warrants. Information contained in the tables presents the option activity as if PMT shares had been converted from December 31, 1995.

A summary of option activity follows (amounts in thousands, except per share amounts):

================================================================================
                                                 Options Outstanding
                                      ------------------------------------------
                                                               Weighted Average
                                      Options Exercisable       Exercise Price
--------------------------------------------------------------------------------
Balance at December 31, 1995                   4,164              $  1.82
Granted and assumed                            1,064                17.90
Exercised                                     (1,759)                1.21
Terminated                                      (278)                8.02
--------------------------------------------------------------------------------

Balance at December 31, 1996                   3,191                 6.98
Granted and assumed                              803                17.11
Exercised                                       (587)                3.02
Terminated                                      (195)               14.67
Balance at December 31, 1997                   3,212                 9.74
--------------------------------------------------------------------------------
GRANTED AND ASSUMED                            4,507                 27.14
Exercised                                       (722)                12.61
Terminated                                      (198)                18.20
--------------------------------------------------------------------------------
Balance at December 31, 1998                   6,799              $ 20.73
--------------------------------------------------------------------------------

================================================================================

The following table summarizes information concerning outstanding and exerciseable options at December 31, 1998:

     (Share amounts in thousands)

========================================================================================================
                                              Options Outstanding                Options Exercisable
========================================================================================================
                                        Weighted Average        Weighted                     Weighted
       Range of           Number     Remaining Contractual       Average        Number        Average
   Exercise Prices      Outstanding     Life (in years)      Exercise Price  Exercisable  Exercise Price
--------------------------------------------------------------------------------------------------------
 $   1.16 - $   2.34        711             5.3              $  1.18            541         $  1.18
 $   3.73 - $   8.34        618             5.8                 3.83            618            3.83
 $  12.28 - $  16.78        652             8.0                13.87            321           14.12
 $  18.12 - $  22.03      1,172             8.6                19.59            955           19.74
 $  23.51 - $   7.45        258             9.1                25.38            254           25.38
 $  28.22 - $  34.34      3,389             9.7                29.27             43           30.68
 Total                    6,799             7.7              $ 20.73          2,732        $  12.50
========================================================================================================

The Company realizes income tax benefits from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid in capital.

                                    NOTE 13

                              EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS 128:

(in thousands, except per share amounts)                  December 31,

=====================================================================================================
                                                                          1998       1997      1996
-----------------------------------------------------------------------------------------------------
Numerator:
   Net income (loss)                                                    $(12,779)   $37,899   $19,148
   Preferred stock dividends                                                 ---        ---    (1,486)
-----------------------------------------------------------------------------------------------------
  Numerator for basic earnings per share  available
       to common shareholders                                            (12,779)    37,899    17,662
        income available to common shareholders
   Effect of dilutive securities:
        Preferred stock dividends for Series A, B, and C                     ---        ---     1,256
-----------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share available to
    common shareholders after assumed conversion                         (12,779)    37,899    18,918
Denominator:
    Denominator for basic earnings per share -
        Weighted-average shares                                           70,061     63,571    52,774
    Effect of dilutive securities:
        Employee stock options and warrants                                  ---      2,097     2,658
        Effect of conversion of preferred stock                              ---        ---     4,121
-----------------------------------------------------------------------------------------------------
 Adjusted weighted-average shares and assumed conversions                 70,061     65,668    59,553
=====================================================================================================
Basic earnings per share                                                $  (0.18)   $  0.60   $  0.32
=====================================================================================================
Diluted earnings  per share                                             $  (0.18)   $  0.58   $  0.32
=====================================================================================================

                                    NOTE 14

                             PRO FORMA INFORMATION
Pro forma earnings per common share is based on net income attributable to holders of the Company's Common Stock (net income less dividends on Series D Preferred Stock of $230,000 for the year ended December 31, 1996) and the weighted-average number of common and common equivalent shares outstanding during the period, assuming the conversion of Series A, B, and C Convertible Preferred Stock into Common Stock. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the initial public offering price of $19.00 per share during the ten months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common shares equivalents, using the treasury stock method, as if they were outstanding for all periods presented. Weighted-average shares outstanding do not include Common Stock equivalents which are anti-dilutive. All common shares and per share data, except par value per share, have been retroactively adjusted to reflect the 2.56-for-one stock split effected in the form of a stock dividend of the Company's common stock, effective February 1006.


                                    NOTE 15

                                RELATED PARTIES

The Company has entered into a multi-year agreement with a shareholder that provides telecommunications service and support, primarily for the Company's transaction processing network. The amounts paid were approximately $ 7.0 million, $3.8 million and $2.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company paid another of its shareholders approximately $ 3.0 million, $3.3 million and $9.9 million in the years ended December 31, 1998, 1997 and 1996, respectively, primarily for the utilization of the shareholder's labor force during conversion and certain other transaction processing fees. Additionally, the Company received $1.5 million, $.9 million, and $1. 6 million of interest income in the years ended December 31, 1998, 1997 and 1996, respectively.

As discussed in Note 3, the Company purchased the merchant processing portfolio of Corestates in November 1998. First Union, a shareholder of the Company, acquired Corestates prior to NOVA's acquisition of the Corestates merchant processing portfolio.

                                    NOTE 16

                               RETIREMENT PLANS

The Company maintains two non-qualified benefits plans, the NOVA Information Systems, Inc. 401(k) and Profit Sharing Plan and the PMT Services, Inc. 401(k) Retirement Plan ("the Plans"), which cover substantially all eligible employees of the Company. Participation eligibility is generally based upon completing twelve consecutive months of employment and 1,000 hours or more of service. Participants may elect to contribute up to 15% of their annual compensation, subject to an annual limit of $10,000 in 1998. Contributions can be made to various available investment options.

Under the NOVA Information Systems, Inc. 401(k) and Profit Sharing Plan, the employer contribution is discretionary and may match a percentage of employees' contributions. Under the PMT Services, Inc. 401(k) Retirement Plan, contribution amounts were 50% of employee voluntary contributions, up to a maximum of 6% of the employee's annual compensation. The Company may also elect to make an additional contribution to the Plans on behalf of eligible employees. During the years ended December 31, 1998, 1997, and 1996, Company contribution expenses for the Plans were not significant.

                                    NOTE 17

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Previously reported quarterly financial information for the years ended
December 31, 1998 and 1997 has been restated below to reflect the acquisition of PMT in a pooling-of-interests business combination.


1998                                      First    Second    Third    Fourth
--------------------------------------------------------------------------------
Revenue
Previously reported                     $133,318  $165,555  $     -   $     -
PMT                                      107,224   109,631        -         -
                                        --------  --------  --------  --------
                                         240,542   275,186   307,209   322,727
                                        ========  ========  ========  ========

Cost of service
Previously reported                      105,330   130,594        -         -
PMT                                       77,983    79,985        -         -
                                        --------  --------  --------  --------
                                         183,313   210,579   238,697   253,017
                                        ========  ========  ========  ========

Net Income (before income taxes)
Previously reported                        4,589     9,645        -         -
PMT                                       11,669    10,955        -         -
                                        --------  --------  --------  --------
                                          16,258(1) 20,600(2) 13,496(3)(65,495)(4),(5)
                                        ========  ========  ========  ========


Provision (benefit) for income taxes
Previously reported                        1,698     3,569        -         -
PMT                                        3,873     4,080        -         -
                                        --------  --------  --------  --------
                                           5,571     7,649     8,281   (23,863)
                                        ========  ========  ========  ========


Net income (loss)
Previously reported                        2,891     6,076        -         -
PMT                                        7,796     6,875        -         -
                                        --------  --------  --------  --------
                                          10,687    12,951     5,215   (41,632)
                                        ========  ========  ========  ========


Per share:
Earnings per share - basic
Previously reported                         0.10      0.18        -         -
PMT                                         0.06        -         -         -
                                        --------  --------  --------  --------
                                            0.16      0.18      0.07     (0.59)
                                        ========  ========  ========  ========

Earnings per share - diluted
Previously reported                         0.10      0.18        -         -
PMT                                         0.06        -         -         -
                                        --------  --------  --------  --------
                                            0.16      0.18      0.07     (0.59)
                                        ========  ========  ========  ========


1997                                      First    Second    Third    Fourth
--------------------------------------------------------------------------------
Revenue
Previously reported                       66,525    78,044    87,489   103,567
PMT                                       82,961    80,093    81,203   100,990
                                        --------  --------  --------  --------
                                         149,486   158,137   168,692   204,557
                                        ========  ========  ========  ========

Cost of service
Previously reported                       52,071    59,595    67,499    80,893
PMT                                       63,033    59,855    60,385    76,056
                                        --------  --------  --------  --------
                                         115,104   119,450   127,884   156,949
                                        ========  ========  ========  ========

Net Income (before income taxes)
Previously reported                        5,071     7,284     7,818     8,134
PMT                                        6,808     5,643     7,571    10,132
                                        --------  --------  --------  --------
                                          11,879    12,927    15,389    18,266
                                        ========  ========  ========  ========


Income taxes
Previously reported                        1,926     2,868     3,061     3,067
PMT                                        2,215     2,121     2,116     3,188
                                        --------  --------  --------  --------
                                           4,141     4,989     5,177     6,255
                                        ========  ========  ========  ========


Net income
Previously reported                        3,145     4,416     4,757     5,067
PMT                                        4,593     3,522     5,455     6,944
                                        --------  --------  --------  --------
                                           7,738     7,938    10,212    12,011
                                        ========  ========  ========  ========


Per share:
Earnings per share - basic
Previously reported                         0.11      0.15      0.16      0.17
PMT                                         0.01     (0.03)       -       0.01
                                        --------  --------  --------  --------
                                            0.12      0.12      0.16      0.18
                                        ========  ========  ========  ========

Earnings per share - diluted
Previously reported                         0.11      0.15      0.16      0.17
PMT                                         0.01     (0.03)       -       0.01
                                        --------  --------  --------  --------
                                            0.12      0.12      0.16      0.18
                                        ========  ========  ========  ========



The Company has experienced, and expects to continue to experience, significant seasonality in its business. The Company typically realizes higher revenues in the fourth calendar quarter and lower revenues in the first calendar quarter, reflecting increased transaction volumes during the summer months and a significant decrease in transaction volume during the period immediately following the holiday season. Quarterly results are also affected by the timing of merchant portfolio purchases and the timing and magnitude of expenses for merchant portfolio conversions. Therefore, the results reported in the table above do not necessarily indicate the Company's normal seasonal trends.

(1) Net income and net income per share include a pre-tax charge of $2.5 million associated with merger activities.
(2) Net income and net income per share include a pre-tax charge of $1.6 million associated with merger activities.
(3) Net income and net income per share include a pre-tax charge of $11.2 million associated with merger activities.
(4) Net income and net income per share include a pre-tax charge of $75.4 million associated with merger activities.
(5) Includes $14.2 million of unusual charges to write off disputed receivables, increase allowance for doubtful accounts, merchant credit and fraud losses reserves, and inventory reserves.
(6) Net income and net income per share include a pre-tax charge of $1.9 million associated with merger activities: 1st Quarter of $.2 million, 2nd Quarter of $.6 million, 3rd Quarter of $.6 million, and 4th Quarter of $.5 million.

See Notes 2 and 4 to the Consolidated Financial Statements for additional information on the above transactions.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, NOVA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                                         By:  /s/  Edward Grzedzinski
                                              -------------------------
                                                   Edward Grzedzinski
                                                   Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer


      KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Edward Grzedzinski and James M. Bahin, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NOVA and in the capacities indicated on March 31, 1999.

   Signature                            Title
   ---------                            -----

   /s/   Edward Grzedzinski     Director, Chairman of the Board,
   -------------------------    President and Chief Executive
   Edward Grzedzinski           Officer (Principal Executive Officer)


   /s/   James M. Bahin          Director, Vice Chairman of the Board,
   ----------------------------  Chief Financial Officer and Secretary
   James M. Bahin                (Principal Financial and Accounting
                                 Officer)

   /s/  Richardson M. Roberts    Vice Chairman of the Board
   --------------------------
   Richardson M. Roberts


   /s/  Gregory S. Daily         Vice Chairman of the Board
   ---------------------
   Gregory S. Daily


   /s/   Charles T. Cannada      Director
   ------------------------
   Charles T. Cannada


   /s/  Stephen D. Kane          Director
   ---------------------
   Stephen D. Kane


   /s/   Dr. Henry Kressel       Director
   ------------------------
   Dr. Henry Kressel


   /s/  George M. Miller,II      Director
   ------------------------
   George M. Miller, II


   /s/  Stephen E. Wall          Director
   --------------------
   Stephen E. Wall