Form 10-K/A
period 1998-12-31
NOVA CORP \GA\
filed 1999-04-26
CIK 1009918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

                                (770) 396-1456
              Registrant's telephone number, including area code
              --------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                    Name of each exchange on which
Common Stock, $0.01 par value per share     registered New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None
       ----------------------------------------------------------------

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

                               NOVA CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                                                 PAGE
NUMBER                                                                                               NUMBER
------                                                                                               ------
                                                  PART I

1.    Business...................................................................................    1 - 22

2.    Properties.................................................................................        23

3.    Legal Proceedings..........................................................................        23

4.    Submission of Matters to a Vote of Security Holders........................................        23

4A    Executive Officers of the Company..........................................................   23 - 24

                                                 PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters......................        25

6.    Selected Financial Data....................................................................        25

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......   26 - 35

7A.   Quantitative and Qualitative Disclosures About Market Risk.................................        35

8.    Financial Statements and Supplementary Data................................................        35

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......        35

                                                 PART III

10.   Directors and Executive Officers of the Registrant.........................................        36

11.   Executive Compensation.....................................................................        36

12.   Security Ownership of Certain Beneficial Owners and Management.............................        36

13.   Certain Relationships and Related Transactions.............................................        36

                                                 PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................        36

SIGNATURES.......................................................................................        41
APPENDIX A.......................................................................................        42

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

NOVA's forward-looking statements are based upon numerous assumptions, including assumptions relating to:

 .  Continued growth in the level in transaction volume;
 .  The impact of acquisitions (including without limitation the acquisition of
   PMT Services, Inc.), portfolio purchases, joint ventures and other alliances; . Consolidation activity in the banking and transaction processing industries; . Pricing strategies and market concentration considerations;
 .  Strategies relating to new technologies and product development;
 .  Changes in credit card association rules, laws, regulations, or other industry standards;
 . General economic conditions and industry trends; and . The impact of NOVA's Year 2000 compliance efforts as well as those of NOVA's vendors, supplies and customers

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion as of the date of this report. NOVA refers readers to the information set forth under the caption "Item 1. Business--Certain Risks Associated with the Business of the Company" included in this Annual Report on Form 10-K, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, for a more complete discussion of certain risk factors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  NOVA Corporation Common Stock is traded on the New York Stock Exchange (its principal market) under the symbol NIS.

  The following table provides the high and low sales prices of the common stock as reported for the periods indicated:

                         1998                          1997
                         ----                          ----
                         High           Low            High           Low
First Quarter            $33.3750       $23.0000       $23.5000       $12.8750
Second Quarter           $36.3750       $31.0000       $26.5625       $15.6250
Third Quarter            $37.1875       $25.7500       $29.1250       $23.5000
Fourth Quarter           $34.6875       $24.2500       $30.8125       $23.2500

  The Company has never paid cash dividends on its Common Stock. The Board of Directors' policy is to retain any available earnings for use in the operation and expansion of the Company's business. Therefore, no payment of cash dividends is likely in the foreseeable future. The Company's loan agreement restricts the payment of dividends. See Note 8 of the accompanying Consolidated Financial Statements.


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

ITEM 6.  SELECTED FINANCIAL DATA

                                       1998              1997           1996            1995            1994
                                       ----              ----           ----            ----            ----
                                                        (In thousands, except per share data)
  Revenues......................    $1,145,664         $680,872       $529,279        $292,698        $203,794
 Net Income (loss)..............       (12,779)          37,899         19,148          11,265           2,357
 Total Assets...................       622,533          426,432        341,323         150,153         105,155
 Total long-term debt...........        23,025           52,001         22,175          50,176          32,954
 Per common share:
 Earnings-Basic.................         (0.18)            0.60           0.32            0.25              --
        Diluted.................         (0.18)            0.58           0.32            0.25              --
 Cash dividends declared........            --               --             --              --              --

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW


  Since the incorporation of NOVA's predecessor, NOVA Information Systems, in February 1991, NOVA Corporation has grown in dollar volume processed to become one of the five largest integrated transaction processor in the United States, leading to significant increases in revenues and improved operating efficiencies. This growth has been fueled by NOVA's marketing programs and through a series of strategic merchant portfolio purchases and acquisitions, joint venture agreements, and long-term banking alliances that provide a channel for merchant portfolio purchases, as well as long-term exclusive marketing arrangements.

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

SIGNIFICANT DEVELOPMENTS


  The PMT Merger enables NOVA to integrate two unique sales channels, while leveraging NOVA's existing in-house technologies of NOVA. Following the PMT Merger, NOVA has continued to focus on the processing sector comprised primarily of small- to medium-sized merchants, who historically have been overlooked and could benefit from the advantages of value-added services usually offered only to large merchants. The ISOs that operate as subsidiaries of PMT provide an existing customer pipeline for processing over the NOVA Network and NOVA's sophisticated client/server platforms. From its origin, NOVA has invested significant capital to develop, expand and enhance an integrated technology platform of hardware, software applications and network architecture to process large volumes of transactions.

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

  In January 1998, NOVA and KeyBank completed a transaction pursuant to which KeyBank contributed merchant contracts to KMS. Pursuant to this agreement, NOVA provides transaction processing services to the merchant customers of KMS and is responsible for its operation and management. NOVA owns a 51% controlling interest in KMS. During 1998, KMS contributed processed volume in excess of $5.3 billion to NOVA's operating platform. In addition to KMS's direct sales force, KeyBank exclusively markets and promotes NOVA's transaction processing services on behalf of KMS through KeyBank's bank branch locations. In connection with the formation of KMS, NOVA began the consolidation and conversion of the existing merchant processing to NOVA's operating platforms. Associated with this process and concurrent with consummating the transaction, NOVA recognized a non-recurring charge of $2.0 million to account for the early termination of a contract with a third party processor.

  In October 1997, NOVA consummated the Elan joint venture with Firstar whereby Firstar contributed substantially all of its then existing merchant bankcard processing portfolio to Elan. Pursuant to the Elan joint venture, NOVA provides transaction processing services to the merchant customers of Elan and is responsible for its operation and management. NOVA owns a 51% controlling interest in the Elan joint venture. During 1998, Elan contributed processed volume in excess of $3.0 billion to NOVA's operating platforms. Firstar markets and promotes, on an exclusive basis, the merchant transaction processing services of NOVA on behalf of Elan through a network of correspondent financial institutions.

  Integral to NOVA's significant revenue expansion has been the selective purchases of merchant processing portfolios. Most notable in 1998 was the October 1998 purchase of the merchant processing portfolio of FUBD, successor by merger to CoreStates Bank.

  The CoreStates portfolio added geographical diversity and strength to NOVA's merchant customer base through the portfolio's approximate $3.1 billion in annual processing volume.

  On December 31, 1997, NOVA purchased substantially all of MBNA's merchant portfolio. MBNA also agreed to market the merchant processing services of NOVA through an exclusive referral arrangement for all merchants, trade associations, financial institutions, ISOs, and other organizations that express to MBNA an interest in merchant processing services. The MBNA portfolio contributed approximately $1.1 billion in annualized credit and debit card processing volume in 1998.

  Prior to the PMT Merger and since fiscal 1997, PMT completed three significant merger transactions with ISOs: Superior Bankcard Service, Inc. ("Superior") in July 1998, MBN National, Inc. ("MBN") in May 1998, and Bancard, Inc. ("BCI") in October 1997. PMT previously accounted for each of these acquisitions as a pooling of interests transaction. Accordingly, all years presented have been restated to reflect the operations of each entity.

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

COMPONENTS OF REVENUES AND EXPENSES

                                   REVENUES

  NOVA derives revenues principally from electronic processing of credit, charge and debit card transactions that are authorized and captured through the NOVA Network and through third-party networks prior to conversion. Typically merchants are charged for these processing services at a bundled rate that is a percentage of the dollar amount of each transaction and, in some instances, additional fees per transaction. These charges, referred to as "merchant discount", are negotiated with each merchant and, in the aggregate, represent in excess of 90% of NOVA's revenues. Certain merchant customers are charged a flat fee per transaction, while others may also be charged miscellaneous fees, including fees for handling chargebacks, monthly minimums, equipment rentals,
sales or leasing, and other miscellaneous services.   Revenues are reported net
of amounts paid to ISOs, agent banks and merchant associations under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

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

RESULTS OF OPERATIONS

  The following table for the years ended December 31, 1998, 1997, and 1996 sets forth the percentage of total revenues represented by certain items on NOVA's consolidated statements of operations:

                          PERCENTAGE OF TOTAL REVENUES

                                                                     1998             1997           1996
                                                                    ------           ------         ------
Revenue                                                             100.0%           100.0%         100.0%
-----------------------------------------------------------------------------------------------------------
Cost of service                                                      77.3             76.3           76.9
-----------------------------------------------------------------------------------------------------------
Conversion costs                                                      0.9              0.4            1.2
-----------------------------------------------------------------------------------------------------------
Selling, general and administrative                                  10.5             11.2           13.1
-----------------------------------------------------------------------------------------------------------
 and amortization                                                     3.9              3.5            2.9
-----------------------------------------------------------------------------------------------------------
Merger and consolidation expenses                                     7.9              0.3            0.0
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                                              (0.5)             8.4            5.9
-----------------------------------------------------------------------------------------------------------
Interest income                                                       0.6              0.9            0.7
-----------------------------------------------------------------------------------------------------------
Interest expense                                                     (0.5)            (0.6)          (1.0)
-----------------------------------------------------------------------------------------------------------
 interest in income of subsidiaries                                  (0.9)            (0.1)           ---
-----------------------------------------------------------------------------------------------------------
Other income                                                          ---              ---            0.2
-----------------------------------------------------------------------------------------------------------
(Loss) income before (benefit) provision for income taxes            (1.3)             8.6            5.8
-----------------------------------------------------------------------------------------------------------
(Benefit) provision for income taxes                                 (0.2)             3.0            2.1
-----------------------------------------------------------------------------------------------------------
Net (loss) income                                                    (1.1)             5.6            3.7
-----------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

                                   REVENUES

     NOVA's revenue increased $464.8 million, or 68.3%, to $1.1 billion for the year ended December 31, 1998, compared with $680.9 million for the same period in 1997. This revenue growth is primarily attributable to a 61.7% increase in merchant sales processing volume to $47.5 billion from $29.4 billion in 1997. Of the total increase, approximately $8.1 billion in volume and $195.8 million in revenues are attributable to the Elan and KMS joint ventures. Other purchases, in the aggregate, contributed approximately $4.7 billion in volume and $109.2 million in revenues over 1997 levels. The pass-through of higher interchange rates from the credit card associations in the form of higher discount rates accounts for approximately $40.0 million of the increased revenues. The remaining increase is primarily due to internal growth and bank marketing relationships.

COST OF SERVICE

     Cost of service increased $366.2 million, or 70.5%, to $885.6 million for the year ended December 31, 1998, from $519.4 million for the same period in 1997. The increase resulted from additional interchange and assessment fees and other operating costs associated with the higher merchant sales volume processed. Incremental increases were also recognized for interchange expenses as a result of credit card association rate increases. Cost of service as a percentage of revenue increased to 77.3% from 76.3% because a substantial portion of the volume from recent portfolio purchases and joint venture transactions has not been converted to the NOVA Network and therefore is being processed by third party vendors at a higher cost.

CONVERSION COSTS

     Conversion costs increased $7.4 million over 1997 levels to $10.0 million in 1998. This increase relates to the increased conversion efforts in 1998 as compared to 1997, including the conversions the KMS and Elan joint ventures, and the MBNA and CoreStates merchant portfolios. Conversion activity for 1999 is expected to exceed 1998 levels due to the magnitude of the conversion of PMT's portfolios.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $120.2 million in 1998, an increase of $44.1 million, or 58.0%, over 1997 expenditures of $76.0 million. Included in this expense classification are approximately $14.2 million in unusual charges recorded in the fourth quarter associated with the PMT Merger. Such charges primarily result from changes in management estimates pertaining to collectibility of accounts receivable ($6.2 million), merchant credit and fraud loss reserves ($4.7 million), and state sales and use tax reserves ($2.0 million), particularly in light of the possible effects that consolidation activities may have.

     After consideration of these charges, other selling, general and administrative expense's increased 39.3%. These increases are attributable to
(i) the costs paid to sellers for operating and managing merchant portfolios during transition and conversion of the portfolios to the NOVA Network and (ii) an expanded sales force associated with marketing arrangements entered into, in each case, in conjunction with recent portfolio purchases and joint venture transactions. In addition, during the third and fourth quarters of 1998, NOVA incurred additional personnel and facilities costs in anticipation of beginning the transition of all operational functions for the PMT merchant portfolios beginning in October 1998. Many of these costs are duplicative of costs incurred in connection with existing PMT operations that will be eliminated as part of the integration of PMT onto the NOVA Network.

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

     Direct merger transaction costs are primarily for investment banking commissions, professional fees, and regulatory filing expenses.

     The primary costs associated with the consolidation and closure of facilities include employee and executive severance, estimated unrecoverable future lease obligations on vacated facilities, and the write-down of capital assets to their net realizable value. The consolidation and closure actions result from the elimination of overlapping functions, primarily customer service, accounting, and administrative areas. The total number of employees terminated was approximately 275, with 210 having received severance packages as of December 31, 1998. The remaining employees will leave NOVA during the first quarter of 1999. NOVA began the process of moving PMT's operations located in Nashville, Tennessee to other locations in December 1998, and expects the process to be completed in the first quarter of 1999, at which time the premises in Nashville will be completely vacated.

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

     In 1998 management formulated plans to exit unique distribution channels based upon the type of merchant business generated through these channels. Specifically, servicing and maintaining the type of merchant generated through these channels is not compatible with NOVA's operating philosophy and not strategically aligned with NOVA's plan of business. The charge related to exiting this distribution channel includes a contract termination fee and the write-down of certain related intangible assets resulting from an analysis of discounted future cash flows generated from the subject merchants.

     The majority of these costs were paid in the fourth quarter of 1998 and the Company expects the plans associated with the remaining costs to be substantially complete during the first half of 1999. Details of merger related charges, including charges relating to the PMT merger are as follows:

(IN THOUSANDS)
                                                CASH/                                 RESERVE BALANCE AT
DESCRIPTION                                    NON-CASH     CHARGE     ACTIVITY      DECEMBER 31, 1998 (1)
----------------------------------------------------------------------------------------------------------
Direct transaction costs.....................  Cash        $15,515     $(11,412)                   $ 4,103
----------------------------------------------------------------------------------------------------------
Severance packages...........................  Cash         14,050       (1,404)                    12,646
----------------------------------------------------------------------------------------------------------
Lease abandonment............................  Cash          4,658           --                      4,658
----------------------------------------------------------------------------------------------------------
Contract termination charges.................  Cash         35,506      (13,689)                    21,817
----------------------------------------------------------------------------------------------------------
Asset write-down.............................  Non-cash      7,121       (7,121)                        --
----------------------------------------------------------------------------------------------------------
Costs to exit a distribution channel.........  Non-cash     11,370      (11,370)                        --
----------------------------------------------------------------------------------------------------------
Costs to exit a distribution channel.........  Cash          2,500           --                      2,500
----------------------------------------------------------------------------------------------------------
Total                                                      $90,720     $(44,996)                   $45,724
==========================================================================================================


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

     Interest expense increased 36.4% to $6.0 million in 1998, compared to $4.4 million in 1997, due to higher average debt obligations outstanding in 1998. Average borrowings increased due to draws against NOVA's bank credit facility in late 1997 and early 1998 to fund the Elan and KMS investments and the MBNA portfolio purchase. In addition, NOVA recorded deferred purchase obligations in January 1998 related to the KMS investment. Although all bank borrowings were repaid during the second quarter using a portion of the offering proceeds, NOVA continued to incur interest expense throughout the year related to the deferred purchase obligation.

MINORITY INTEREST IN INCOME OF SUBSIDIARIES

     Minority interest in income of subsidiaries increased to $10.1 million in 1998 from $776,000 in 1997. This increase reflects the ten-month incremental inclusion of Elan and approximately eleven months incremental inclusion of KMS.

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

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

REVENUES

     Revenues increased $160.5 million, or 30.8%, to $680.9 million for the year ended December 31, 1997, compared to $520.4 million for the year ended December 31, 1996. The increase resulted from a 29.7% growth in merchant sales volume processed to $29.4 billion in 1997, compared to $22.7 billion in 1996. Of these increases, $1.5 billion in sales volume processed and $34.0 million in revenues is attributable to the Elan joint venture and the Crestar portfolio purchase. Other individually insignificant portfolio purchases, in the aggregate, contributed approximately $3.7 billion in volume and $84.2 million in revenues over 1997 levels. The remaining increase is primarily due to internal growth and bank marketing relationships.

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

INTEREST INCOME AND EXPENSE

     Interest income increased 85.3% to $6.3 million for fiscal year 1997, compared with interest income of $3.4 million for fiscal year 1996. During 1996, NOVA made three public offerings of stock and generated $206.3 million in net proceeds. The offerings, which occurred primarily during the second and third quarters of 1996, resulted in substantially higher average cash balances during fiscal 1997, generating greater interest income.

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

     NOVA produces significant cash flow from operating activities, amounting to $37.8 million in 1998, $42.2 million in 1997, and $42.2 million in 1996. Cash flow is generated primarily from operating earnings, after considering the effect of depreciation and amortization and, for 1998, the non-cash portion of the merger and consolidation charges. These cash flows are significantly impacted by increases in trade receivables, primarily in 1998 and 1997, directly attributable to the increases in processing volume and revenues. During 1998, deferred tax assets resulting from merger related timing differences also had a significant unfavorable affect on cash flows from operating activities. Investing activities utilized a net $108.0 million cash in 1998, compared to $182.1 million in 1997, and $52.9 million in 1996. Significant 1998 investments include $91.1 million for portfolio purchases, $46.4 million in enhancing and improving the technology platforms and operating centers, and $27.9 million to fund equipment leases. The nature of these uses is consistent with historical uses.


     Net cash provided by financing activities was $94.4 million, $15.9 million, and $157.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. NOVA's financing sources during 1998 relate primarily to a stock offering completed in April 1998, which provided $142.6 million, net of expenses, and bank borrowings totaling $21.8 million. Subsequent to the public offering, NOVA used $53.1 million of the net proceeds to repay amounts outstanding under its bank credit facilities. Net cash provided in 1997 consists primarily of proceeds received from short-term and long-term debt obligations, offset for cash outlays for the issuance of a note receivable of $8.8 million.


     NOVA has available a credit facility of $80.0 million which is expandable to $100.0 million. At December 31, 1998, no borrowings were outstanding under this facility. See Note 8 to the Consolidated Financial Statements. In connection with the PMT Merger and other acquisitions closed in 1998 and 1999, NOVA obtained a waiver of certain covenants under the credit facility, which is effective for all applicable periods.


     NOVA typically has relatively low working capital requirements because merchant discount fees charged are collected in an average of 20 days, while normal vendor payables are paid in 30 days or longer. In addition, acquisition activity may cause variations in working capital due to conversion period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor to NOVA. Because of the seasonality of NOVA's business, capital requirements may be greater in certain months.

     NOVA anticipates that it will incur approximately $25.0 million in capital expenditures during 1999 for upgrading and expanding existing facilities and the expansion and enhancement of its information systems. Such investments are generally attributable to the closure and consolidation of the PMT operations and the migration of the PMT merchants to the NOVA Network. Since electronic transaction processing is virtually all technology based, NOVA expects to continue the trend in capital investments in its technology infrastructure and solutions for the foreseeable future. However, there can be no assurances that NOVA will not incur higher capital expenditures in 1999 and 2000 to support the business.

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

     In June 1997, VISA U.S.A. and Mastercard International certified NOVA as capable of processing transactions for cards issued with expiration dates of 2000 and beyond. Also completed in 1997 was the validation and correction of merchant terminals for Year 2000 functionality. In 1998, NOVA substantially completed the review and correction of its identified systems. As an added measure of validation, an independent review and evaluation was initiated for the following: building infrastructure, client/server platforms, NOVA Network, software applications, principal and strategic vendors' products or services, and telecommunication platforms and equipment. NOVA believes that its Year 2000 project is on schedule and expects completion by mid 1999.

     Through 1998, NOVA has replaced or upgraded personal computers, client/server applications, and certain computer software programs to be Year 2000 compliant. The nature of NOVA's business requires continuous development of its technologies and systems, extensively utilizing internal resources in this effort. Accordingly, it is difficult to determine with certainty the costs that have been incurred to date, and costs expected to be incurred in the future to support the Year 2000 effort.

     Despite NOVA's efforts, there cannot be absolute assurance that NOVA will be completely successful in eliminating all business and operations risk. The risks associated with the Year 2000 Issue include the possibility of a failure of the information and non-information technology systems. System malfunction or failure could result in incomplete or inaccurate transaction processing. Additionally, NOVA may be adversely affected by a system malfunction or failure of third parties that hold a business, financial or operational relationship with NOVA; such as processing banks, telecommunication providers, and utilities. If these third parties fail to adequately address Year 2000 issues, NOVA could experience a negative impact on its business operations, such as business interruption or shutdown. The consequences of interruption could cause NOVA to suffer a material adverse impact on its financial condition and results of operations.

     NOVA has begun to develop contingency and recovery plans as a precautionary measure targeted at ensuring the continuation and continuity of critical
business functions before and after December 31, 1999.   NOVA will continue to
identify aspects of its business and that of its third-party providers and take necessary corrective action, primarily the expedient replacement of any critical vendor who does not provide proof of compliance. The contingency efforts described above are expected to minimize the business risk connected to the Year 2000 Issue.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION APPEARS ON PAGES 1-29 TO
EXHIBIT 13 OF THIS REPORT.




                                   PART III

     Certain information required by Part III is omitted from this report but is incorporated herein by reference to NOVA's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.   Financial Statements

     The consolidated financial statements of NOVA and the related reports of independent auditors thereon which are required to be filed as part of this Report are included in NOVA's 1998 Annual Report to Shareholders are filed as part of Exhibit 13 to this Report on pages 1 - 28.

     2.  Financial Statement Schedules
     See Index to Financial Statements on page  29.

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

 10.5     Registration Rights Agreement, incorporated by reference to Exhibit
          4.7(1)

 10.6     PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)

 10.7     PMT Services, Inc. 1994 Non-Employee Director Stock Option Plan(9)

 10.8     PMT Services, Inc. 1994 Incentive Stock Plan(9)

 10.9 1991 Employees Stock Option and Stock Appreciation Rights Plan as mended (1)

 10.10    1996 Employees Stock Incentive Plan, as amended by the First Amendment
          (1), the Second (8) and the Third Amendment (10)

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

   10.31 Merchant Asset Purchase Agreement, dated October 8, 1998, among the Registrant, Core States Bank of Delaware, N.A., First Union National Bank and NOVA Information Systems, Inc. (12)

   10.32 Stock Option Agreement dated June 17, 1998, between the Registrant (as issuer) and PMT Services, Inc.

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

  10.34   Employment Agreement, dated June 17, 1998, by and between Richardson
          M. Roberts and the Registrant(8)

  10.35 Employment Agreement, dated June 17, 1998, by and between Gregory S. Daily and the Registrant(8)

  10.36 Employment Agreement, dated July 31, 1998, effective March 1, 1998, between the Registrant and Rebecca L. Powell(11)

  10.37 Employment Agreement, dated July 31, 1998, effective March 1, 1998 between the Registrant and Pamela A. Joseph(11)

  10.38 Employment Agreement, dated July 31, 1998, effective March 31, 1998, between the Registrant and John Perry(11)

  10.39 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and Edward Grzedzinski(1)

  10.40 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and James M. Bahin(1)

  13.1    Consolidated Financial Statements**

  21      Subsidiaries of the Registrant

  23.1    Consent of Ernst & Young LLP.**

  23.2 Consent of PricewaterhouseCoopers LLP relating to the audited financial statements of PMT Services, Inc.**

  24 Powers of Attorney (included on the signature page of this Annual Report on Form 10-K/A, as amended).

  27      Financial Data Schedule
------
* Confidential treatment pursuant to 17 CFR ((S)(S)) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

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

     Report on Form 8-K filed on October 9, 1998, Commission file number 1-14342 in connection with the PMT Merger.

(C)  EXHIBITS

     All exhibits required by Item 601 of Regulation S-K are incorporated herein by reference or are filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, NOVA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of April, 1999.

                                      By: /s/ Edward Grzedzinski
                                              ------------------
                                              Edward Grzedzinski
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of NOVA and in the capacities indicated on April 23, 1999.

/s/  Edward Grzedzinski            Director, Chairman of the Board,
     -----------------------
     Edward Grzedzinski            President and Chief Executive
                                   Officer (Principal Executive Officer)

/s/  James M. Bahin                Director, Vice Chairman of the Board,
     -----------------------
     James M. Bahin                Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)

/s/  Richardson M. Roberts *       Vice Chairman of the Board
     -----------------------
     Richardson M. Roberts

/s/  Gregory S. Daily *            Vice Chairman of the Board
     -----------------------
     Gregory S. Daily

/s/  Charles T. Cannada *          Director
     -----------------------
     Charles T. Cannada

/s/  Stephen D. Kane *             Director
     -----------------------
     Stephen D. Kane

/s/  Dr. Henry Kressel *           Director
     -----------------------
     Dr. Henry Kressel

/s/  George M. Miller, II *        Director
     -----------------------
     George M. Miller, II

/s/  Stephen E. Wall *             Director
     -----------------------
     Stephen E. Wall

* By: /s/ James M. Bahin
      ------------------
      James M. Bahin, as
      Attorney-in-Fact

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

 10.5     Registration Rights Agreement, incorporated by reference to Exhibit
          4.7(1)

 10.6     PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)

 10.7     PMT Services, Inc. 1994 Non-Employee Director Stock Option Plan(9)

 10.8     PMT Services, Inc. 1994 Incentive Stock Plan(9)

 10.9 1991 Employees Stock Option and Stock Appreciation Rights Plan as mended (1)

 10.10    1996 Employees Stock Incentive Plan, as amended by the First Amendment
          (1), the Second (8) and the Third Amendment (10)

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

   10.31 Merchant Asset Purchase Agreement, dated October 8, 1998, among the Registrant, Core States Bank of Delaware, N.A., First Union National Bank and NOVA Information Systems, Inc. (12)

   10.32 Stock Option Agreement dated June 17, 1998, between the Registrant (as issuer) and PMT Services, Inc.

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

  10.34   Employment Agreement, dated June 17, 1998, by and between Richardson
          M. Roberts and the Registrant(8)

  10.35 Employment Agreement, dated June 17, 1998, by and between Gregory S. Daily and the Registrant(8)

  10.36 Employment Agreement, dated July 31, 1998, effective March 1, 1998, between the Registrant and Rebecca L. Powell(11)

  10.37 Employment Agreement, dated July 31, 1998, effective March 1, 1998 between the Registrant and Pamela A. Joseph(11)

  10.38 Employment Agreement, dated July 31, 1998, effective March 31, 1998, between the Registrant and John Perry(11)

  10.39 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and Edward Grzedzinski(1)

  10.40 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and James M. Bahin(1)

  13.1    Consolidated Financial Statements**

  21      Subsidiaries of the Registrant

  23.1    Consent of Ernst & Young LLP.**

  23.2 Consent of PricewaterhouseCoopers LLP relating to the audited financial statements of PMT Services, Inc.**

  24 Powers of Attorney (included on the signature page of this Annual Report on Form 10-K/A, as amended).

  27      Financial Data Schedule
------
* Confidential treatment pursuant to 17 CFR ((S)(S)) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

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

     Report on Form 8-K filed on October 9, 1998, Commission file number 1-14342 in connection with the PMT Merger.

(C)  EXHIBITS

     All exhibits required by Item 601 of Regulation S-K are incorporated herein by reference or are filed herewith.

     NOVA CORPORATION
     INDEX TO EXHIBIT 13 - FINANCIAL STATEMENTS
     COVERED BY REPORT OF INDEPENDENT AUDITORS

     (Item 14(a))                                                          Page Number

       Consolidated Financial Statements:

       Report of Ernst & Young LLP Independent Auditors                            1

       Report of Pricewaterhouse Coopers LLP Independent Auditors                  2

       Consolidated Balance Sheets at December 31, 1998 and 1997.                  3

       Consolidated Statements of Operations for the years ended
          December 31, 1998, and 1997, and 1996.                                   4

       Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1998, and 1997, and 1996.                                   5

       Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, and 1997, and 1996.                                   6

       Notes to Consolidated Financial Statements                               7-28

  2.   Financial Statement Schedules

       The following consolidated financial statement schedule of NOVA is included in Item 14(d):

          Schedule II Valuation and Qualifying Accounts                           29

All other schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto.