Form 10-K/A
period 1998-12-31
NOVA CORP \GA\
filed 1999-05-11
CIK 1009918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 2


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

 10.6      PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)

 10.7      PMT Services, Inc. 1994 Non-Employee Director Stock Option Plan(9)

 10.8      PMT Services, Inc. 1994 Incentive Stock Plan(9)

 10.9 1991 Employees Stock Option and Stock Appreciation Rights Plan as amended (1)

10.10 1996 Employees Stock Incentive Plan, as amended by the First Amendment (1), the Second Amendment (8) and the Third Amendment (10)

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

 10.37 Employment Agreement, dated July 31, 1998, effective March 1, 1998 between the Registrant and Pamela A. Joseph(11)

 10.38 Employment Agreement, dated July 31, 1998, effective March 31, 1998, between the Registrant and John Perry(11)

 10.39 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and Edward Grzedzinski(1)

 10.40 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and James M. Bahin(1)


 10.41** Severance Agreement, dated December 31, 1998, effective December 31, 1998, between Gregory S. Daily and the Registrant

 10.42** Severance Agreement, dated December 31, 1998, effective December 31, 1998, between Richardson M. Roberts and the Registrant


 13.1      Consolidated Financial Statements

 21        Subsidiaries of the Registrant

 23.1      Consent of Ernst & Young LLP.

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

     Report on Form 8-K filed on October 9, 1998, Commission file number 1-14342 in connection with the PMT Merger.

(C)  INDEX ON EXHIBITS

Exhibit
Number   Description
-------  -----------

10.41** Severance Agreement, dated December 31, 1998, effective December 31, 1998, between Gregory S. Daily and the Registrant

10.42** Severance Agreement, dated December 31, 1998, effective December 31, 1998, between Richardson M. Roberts and the Registrant

**  Filed herewith

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, NOVA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 1999.

                                      By: /s/ Edward Grzedzinski
                                              ------------------
                                              Edward Grzedzinski
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Annual Report on Form 10-K has been signed by the following persons on behalf of NOVA and in the capacities indicated on May 10, 1999.

          Signature                        Title
          ---------                        -----

/s/  Edward Grzedzinski        Director, Chairman of the Board,
     -----------------------   President and Chief Executive
     Edward Grzedzinski        Officer (Principal Executive Officer)


/s/  James M. Bahin            Director, Vice Chairman of the Board,
     -----------------------   Chief Financial Officer and Secretary
     James M. Bahin            (Principal Financial and Accounting Officer)


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

* By:   /s/  James M. Bahin
        -------------------
        James M. Bahin, as
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

 10.6      PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)

 10.7      PMT Services, Inc. 1994 Non-Employee Director Stock Option Plan(9)

 10.8      PMT Services, Inc. 1994 Incentive Stock Plan(9)

 10.9 1991 Employees Stock Option and Stock Appreciation Rights Plan as amended (1)

10.10 1996 Employees Stock Incentive Plan, as amended by the First Amendment (1), the Second Amendment (8) and the Third Amendment (10)

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

 10.37 Employment Agreement, dated July 31, 1998, effective March 1, 1998 between the Registrant and Pamela A. Joseph(11)

 10.38 Employment Agreement, dated July 31, 1998, effective March 31, 1998, between the Registrant and John Perry(11)

 10.39 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and Edward Grzedzinski(1)

 10.40 Employment Agreement, dated October 27, 1995, effective January 31, 1996, between NOVA Information Systems and James M. Bahin(1)


 10.41** Severance Agreement, dated December 31, 1998, effective December 31, 1998, between Gregory S. Daily and the Registrant

 10.42** Severance Agreement, dated December 31, 1998, effective December 31, 1998, between Richardson M. Roberts and the Registrant


 13.1      Consolidated Financial Statements

 21        Subsidiaries of the Registrant

 23.1      Consent of Ernst & Young LLP.

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

     Report on Form 8-K filed on October 9, 1998, Commission file number 1-14342 in connection with the PMT Merger.

(C)  INDEX ON EXHIBITS

Exhibit
Number   Description
-------  -----------

10.41** Severance Agreement, dated December 31, 1998, effective December 31, 1998, between Gregory S. Daily and the Registrant

10.42** Severance Agreement, dated December 31, 1998, effective December 31, 1998, between Richardson M. Roberts and the Registrant

**  Filed herewith