Form 10-Q
period 1999-03-31
NOVA CORP \GA\
filed 1999-05-17
CIK 1009918

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

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

Yes  X   No
    ---     ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                           Shares Outstanding as of May 12, 1999
-----                           -------------------------------------
Common Stock, $.01 par value    72,944,535 shares

                                NOVA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements
           Condensed Consolidated Balance Sheets-
            March 31, 1999 (unaudited) and December 31, 1998 .......................................   3
           Condensed Consolidated Statements of Operations (unaudited)
            Three months ended March 31, 1999 and 1998..............................................   4
           Condensed Consolidated Statements of Cash Flows (unaudited)-
            Three months ended March 31, 1999 and 1998..............................................   5
           Notes to Condensed Consolidated Financial Statements.....................................   6
ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....   9

                          PART II.  OTHER INFORMATION
ITEM 1.   Legal Proceedings.........................................................................  14
ITEM 4.   Submission of Matters to a Vote of Security Holders.......................................  14
ITEM 6.   Exhibits and Reports on Form 8-K..........................................................  14
Signatures..........................................................................................  15

                         PART 1.  FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                NOVA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                          In thousands, except shares

                                                                         (Unaudited)
                                                                          MARCH 31,       DECEMBER 31,
                                                                            1999             1998
                                                                          ---------       ------------
                                     ASSETS
Current Assets
Cash and cash equivalents................................................   $ 47,256        $ 51,131
Trade receivables, less allowance for doubtful accounts of
 $11,425 and $8,466 at March 31, 1999 and December 31, 1998, respectively.    95,261          85,245
Current portion of net investment in finance leases......................     12,945          11,775
Inventory................................................................     10,833           8,460
Deferred income taxes....................................................     23,140          31,884
Other current assets.....................................................     13,598          22,638
                                                                            --------        --------
  Total current assets...................................................    203,033         211,133
                                                                            --------        --------
Merchant and customer contracts..........................................    281,713         263,992
Long-term portion of investment in finance leases........................     36,558          33,910
Property and equipment, net..............................................     69,623          65,732
Excess cost of businesses acquired.......................................     12,187          14,707
Long-term note receivable................................................     13,781          13,781
Other non-current assets.................................................     23,409          19,278
                                                                            --------        --------
                                                                            $640,304        $622,533
                                                                            ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable.........................................................   $ 36,584        $ 30,365
Accounts payable to affiliate............................................        761             827
Settlement obligations...................................................     11,081           9,263
Accrued liabilities......................................................     27,422          20,046
Credit and fraud loss reserve............................................     14,720          12,777
Accrued merger and consolidation charges.................................     17,709          45,724
Long-term debt obligations due within one year...........................     33,126          31,534
                                                                            --------        --------
  Total current liabilities..............................................    141,403         150,536
                                                                            --------        --------

Long-term debt...........................................................     33,904          23,025
Minority interest in subsidiaries........................................      7,099           7,754

Shareholders' Equity
Common stock, $.01 par value, 200,000,000 shares
 authorized, 72,875,108 and 72,597,045 shares outstanding
 at March 31, 1999 and December 31, 1998, respectively...................        729             726
Additional paid in capital...............................................    425,503         422,499
Accumulated retained earnings............................................     31,666          17,993
                                                                            --------        --------
Total shareholders' equity...............................................    457,898         441,218
                                                                            --------        --------
                                                                            $640,304        $622,533
                                                                            ========        ========

     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    In thousands, except per share amounts

                                                For the three months ended,
                                                         March 31,
                                                ---------------------------
                                                    1999            1998
                                                  --------        --------
Revenues.......................................   $311,765        $240,542

Operating expenses:
  Cost of service..............................    238,442         183,313
  Conversion costs.............................      7,521           2,587
  Selling, general and administrative..........     27,748          24,616
  Depreciation and amortization................     13,049           9,738
  Merger and consolidation expenses............          -           2,459
                                                  --------        --------
     Total operating expenses..................    286,760         222,713

Operating income...............................     25,005          17,829

Other income (expense):
  Interest income..............................        538           1,240
  Interest expense.............................       (992)         (1,874)
  Minority interest in income of subsidiaries..     (2,276)           (937)
                                                  --------        --------
                                                    (2,730)         (1,571)
                                                  --------        --------
Income before provision for income taxes.......     22,275          16,258
Provision for income taxes.....................      8,257           5,571
                                                  --------        --------
Net income.....................................   $ 14,018        $ 10,687
                                                  ========        ========

Per share amounts:
Basic earnings per share.......................   $   0.19        $   0.16
Diluted earnings per share.....................   $   0.19        $   0.16

Shares used in per share calculations
Weighted averages shares - basic...............     72,747          66,162
Weighted averages shares - diluted.............     74,561          68,098

     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 In thousands

                                                                                        For the three months
                                                                                          ended March 31,
                                                                                     --------------------------
                                                                                       1999              1998
                                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................................  $ 14,018          $ 10,687
Subsidiary fiscal year conversion..................................................     2,547                 -
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Non-cash portion of merger and consolidation charges.............................         -             2,000
  Depreciation and amortization....................................................    13,049             9,738
  Deferred income taxes............................................................    12,442               521
  Minority interest................................................................      (655)              937
  Interest on debt obligations.....................................................       895                 -
  Changes in assets and liabilities, net of the effects of business acquisitions:
   Trade receivables...............................................................        99            (3,289)
   Inventory.......................................................................    (2,263)           (1,746)
   Other assets....................................................................    (1,831)           (1,389)
   Accounts payable................................................................     8,121               (81)
   Accrued liabilities.............................................................   (19,605)           (4,621)
                                                                                     --------          --------
   Net cash provided by operating activities.......................................    26,817            12,757
                                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of merchant portfolios and customer contracts.............................   (24,989)          (23,771)
Amounts placed in escrow related to business purchase transactions.................    (8,700)                -
Purchase of property and equipment.................................................    (7,649)          (11,187)
Purchase of equipment for leasing..................................................    (6,976)           (6,382)
Amounts received on leases.........................................................     4,322             3,588
Other..............................................................................         0              (133)
                                                                                     --------          --------
   Net cash used in investing activities...........................................   (43,992)          (37,885)
                                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt, net........................    10,503            25,532
Payments on long-term debt and capital leases......................................      (188)           (8,933)
Proceeds from stock options exercised..............................................     2,985               298
Issuance of note receivable........................................................         -            (1,112)
Distributions of Subchapter S Corporations.........................................         -            (1,060)
Other..............................................................................         -                75
                                                                                     --------          --------
   Net cash provided by financing activities.......................................    13,300            14,800
                                                                                     --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS..........................................    (3,875)          (10,328)
Cash and cash equivalents, beginning of period.....................................    51,131            31,643
                                                                                     --------          --------

Cash and cash equivalents, end of period...........................................  $ 47,256          $ 21,315
                                                                                     ========          ========
SUPPLEMENTARY INFORMATION
  Income taxes paid................................................................  $  1,189          $  6,373
  Interest paid....................................................................  $    647          $  1,314
  Notes payable issued in connection with business acquisition.....................  $     --          $ 33,758

     See accompanying notes to condensed consolidated financial statements.

                               NOVA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of NOVA Corporation ("NOVA" or "the Company") as of the end of and for the periods indicated.

COMBINED FINANCIAL RESULTS    On September 24, 1998, NOVA completed a merger
transaction with PMT Services, Inc. ("PMT"), pursuant to which PMT became a wholly-owned subsidiary of NOVA. In addition to the PMT merger, PMT completed various mergers prior to the merger with NOVA. These mergers were intended to qualify as tax-free reorganizations and were accounted for as poolings of interests. Accordingly, the consolidated historical financial statements for all periods presented combined the financial results of NOVA and PMT. Although prior to the merger PMT reported on the fiscal year ended July 31 basis, PMT changed its year end to October 31 in 1998. Conforming PMT to a calendar year fiscal year was not practicable for 1998 due to the timing and cost associated with establishing and auditing the beginning of year balances as of January 1, 1998. Beginning in 1999, PMT's fiscal year was changed to conform to a calendar year.

The NOVA balance sheet as of December 31, 1998, has been combined with the PMT balance sheet as of October 31, 1998. The NOVA statement of operations and cash flows for the three months ended March 31, 1998, has been combined with the PMT statement of operations and cash flows for the three months ended January 31, 1998. The results of operations of PMT for the period November 1, through December 31, 1998, was a net loss of $345,000 and is reported as a decrease in shareholders' equity as of March 31, 1999. Revenues for this interim period were $90.8 million and expenses, including income tax benefits, were $91.1 million.

There were no transactions between NOVA and PMT prior to the combination, and immaterial adjustments were recorded to conform PMT's accounting policies. Certain reclassifications were made to the PMT financial statements to conform to NOVA's presentations.

Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of costs and expenses in annual cycles require certain estimations in the determination of interim results.

These interim financial statements should be read in conjunction with NOVA's audited financial statements included in the Annual Report on Form 10-K and Form 10-K/A No. 1 for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS ACQUISITIONS

On February 15, 1999, NOVA acquired the assets of American National Bancard Company ("ANC"), an independent sales organization ("ISO"), through its wholly-owned subsidiary PMT Services Inc. The acquisition was accounted for as a purchase transaction, and the net assets and results of operations are included in the condensed consolidated financial statements from the date of acquisition. Cash disbursed to the seller at the time of the transaction totaled approximately $11.1 million and was allocated to "Merchant and customer contracts" on a preliminary basis based on the estimated fair market value of the assets acquired. Additional consideration of $8.7 million has been placed in escrow with a third party until January 31, 2000. This amount may be released subject to achieving certain performance thresholds as set forth in the purchase agreement. This amount was recorded as an "Other current assets" for financial statement purposes.

                               NOVA CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)


NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except per share data):

                                                                  For the three months
                                                                    ended March 31,
                                                                ------------------------
                                                                  1999           1998
                                                                ------------------------
Numerator:
 Numerator for basic and diluted net income per
  share-income available to common
  shareholders............................................       $14,018        $10,687
Denominator:
Denominator for basic net income per share-
 weighted-average shares..................................        72,747         66,162
 Effect of diluted securities:
  Stock options...........................................         1,814          1,936
 Dilutive potential common shares:
Denominator for diluted net income per share-adjusted
 weighted-average shares and
 assumed conversions.....................................         74,561         68,098
                                                                 ----------------------
Basic earnings per share.................................        $  0.19        $  0.16
                                                                 ======================
Diluted earnings per share...............................        $  0.19        $  0.16
                                                                 ======================

NOTE 4 - MERGER AND CONSOLIDATION EXPENSES

As a result of NOVA's merger with PMT and other mergers completed by PMT during 1998, the Company recorded a $90.7 million charge in 1998. This charge was primarily related to direct merger transaction costs, charges associated with the consolidation and closure of PMT's corporate headquarters and certain operating subsidiaries, contract termination costs related to unfavorable third-party processing contracts, and the decision to exit certain of PMT's sales distribution channels.

Direct merger transaction costs are primarily investment banking commissions, professional fees, and regulatory filing expenses.

The primary costs associated with the consolidation and closure of facilities include employee and executive severance, estimated unrecoverable future lease obligations on vacated facilities, and the write-down of capital assets to their net realizable value. The consolidation and closure actions result from the elimination of overlapping functions, primarily customer service, accounting, and administrative areas. The total number of employees terminated was approximately 275, with 210 having received severance packages as of December 31, 1998. Of these employees, certain executives' severance will be paid out over two years. As of March 31, 1999, all terminated employees have left the Company. The Company began the process of consolidating PMT's corporate headquarters from Nashville, Tennessee to other locations in December 1998, and completed this process in the first quarter of 1999.

Consistent with past practice, management developed a plan in 1998 to convert the front-end and back-end transaction processing of PMT's merchants to the Company's proprietary telecommunications platform (the "NOVA Network"). In 1998, NOVA negotiated the termination of long-term processing contracts with third parties that resulted in early termination fees. The majority of these terminations were finalized and the fees paid in 1998. The Company

                               NOVA CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

expects to complete the negotiation and payment of the remaining termination fees during the first half of 1999, and the estimated costs are included in the remaining reserve balance at March 31, 1999.

Capital asset write-downs are substantially attributable to computer software and equipment, including PMT's management information and financial reporting systems. Additional assets written down include telephone systems, and office furniture and equipment that will not be redeployed for use at another NOVA facility.

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

Details of the merger related charges are as follows:


(In thousands)
--------------------------------------------------------------------------------------------------------
                                                                                              Reserve
                                        Cash/                                                 Balance
Description                             Non-cash            Charge          Activity          at 3/31/99
--------------------------------------------------------------------------------------------------------
Direct transaction costs                  Cash             $15,515          $(15,515)           $    --
Severance packages                        Cash              14,050            (5,873)             8,177
Lease abandonment                         Cash               4,658              (411)             4,247
Contract termination charges              Cash              35,506           (32,721)             2,785
Asset write-down                          Non-cash           7,121            (7,121)                --
Costs to exit a distribution channel      Non-cash          11,370           (11,370)                --
Costs to exit a distribution channel      Cash               2,500                --              2,500
                                                      -------------------------------------------------
     TOTAL                                                 $90,720          $(73,011)           $17,709
-------------------------------------------------------------------------------------------------------


NOTE 5 - RECENT PRONOUNCEMENTS

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

Forward-looking Statements

In addition to historical information, this report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond NOVA's control.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion as of the date of this report. NOVA refers readers to the information set forth under the caption "Item 1. Business--Certain Risks Associated with the Business of the Company", as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more complete discussion of certain risk factors contained in the Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in NOVA's condensed consolidated statements of operations, as well as the percentage increase/(decrease) of such items from period to period:

                                                       Three Month Period
                                                         Ended March 31,             Increase/
                                               --------------------------------
                                                      1999             1998          (Decrease)
                                               --------------------------------------------------
Revenues.....................................             100.0%          100.0%             29.6%
Cost of service..............................              76.5            76.2              30.1
Conversion costs.............................               2.4             1.1             190.7
Selling, general and administrative .........               9.0            10.2              12.7
Depreciation and amortization................               4.2             4.0              34.0
Merger expenses..............................               0.0             1.0            (100.0)
Operating expenses...........................              92.0            92.5              28.8
Operating income.............................               7.9             7.5              40.2
Interest income.                                            0.2             0.5             (56.6)
Interest expense  ...........................              (0.3)           (0.8)            (47.1)
Minority interest ...........................              (0.7)           (0.4)            142.9
                                               --------------------------------
Income before provision for income taxes.....               7.1             6.7              37.0
Provision for income taxes...................               2.6             2.3              48.2
                                               --------------------------------
Net income...................................               4.5%            4.4%             31.2%
                                               ================================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued

GENERAL

NOVA is a provider of integrated transaction processing services, related software application products and value-added services. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

REVENUES

The Company's revenues increased 29.6% to $311.8 million for the quarter ended March 31, 1999, compared to $240.5 million for the quarter ended March 31, 1998. The increase resulted primarily from a 25.5% increase in merchant sales volume processed to slightly greater than $12.8 billion compared to $10.2 billion from the same period of 1998. During the quarter ended March 31, 1999, increased revenues of approximately $17.8 million and the related merchant sales volume processed of approximately $750.0 million are specifically attributed to the merchant portfolio purchased in October from CoreStates Bank, the most significant of the merchant portfolios purchased in 1998. The principal contributors to the remaining increase are internal growth and the incremental effect of the pass through of higher interchange rates from the credit card associations, which was effective March 27, 1998.

COST OF SERVICE

Cost of service increased 30.1% to $238.4 million for the quarter ended March 31, 1999, compared to $183.3 million for the quarter ended March 31, 1998. The increase resulted from the interchange, assessment fees and other direct operating costs associated with the higher merchant sales volume processed. Additional cost increases related primarily to the sales volume associated with portfolio purchases made in the later part of 1998 that have not yet been converted to NOVA's operating platform; as such the sales volume was processed by third party vendors at a higher cost. Another significant factor was increased VISA and MasterCard interchange rates that went into effect on March 27, 1998, accordingly this rate increase was incremental to the first quarter of 1999 results compared to the first quarter of 1998.

CONVERSION COSTS

Conversion costs increased to $7.5 million for the quarter ended March 31, 1999, compared to $2.6 million for the quarter ended March 31, 1998. The increase relates to the magnitude of the conversion efforts currently underway, particularly for the CoreStates merchant portfolio purchased in the fourth quarter of 1998, as well as the conversion of the PMT merchants. Terminal conversion activity increased 135% in the quarter ended March 31, 1999, over the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 12.7% to $27.7 million for the quarter ended March 31, 1999, compared to $24.6 million for the same period in 1998. These increases are attributable primarily to the additional personnel and facilities costs in connection with transitioning all operational functions for the PMT merchant portfolios begun in October 1998, and the incremental costs and inherent inefficiencies associated with the integration of various administrative functions which were substantially completed in March 1999. Despite the overall cost increase, expenses as a percentage of revenues declined to 9.0% for the three months ending March 31, 1999, compared to 10.2% for the three months ending March 31, 1998.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 34.0% to $13.0 million for the quarter ended March 31, 1999, compared to $9.7 million for the same quarter ended March 31, 1998. This is due primarily to amortization expense associated with the portfolio purchases made in the later part of 1998. Additional depreciation expense increases are attributable to the increase in fixed assets held as of March 31, 1999, compared to March 31, 1998, mainly for facilities and technology infrastructures.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued

MERGER AND CONSOLIDATION EXPENSES

There were no merger and consolidation expenses in the quarter ended March 31, 1999, compared to $2.5 million for the quarter ended March 31, 1998. The charges in 1998 relate primarily to costs to terminate an unfavorable third-party contract and expenses incurred by PMT prior to the merger with NOVA.

OPERATING INCOME

For the foregoing reasons, operating income for the quarter ended March 31, 1999, increased $7.2 million, or 40.2%, to $25.0 million from the first quarter of 1998 results of $17.8 million.

INTEREST INCOME

Interest income decreased approximately $702,000, or 56.6%, to $538,000, for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The most significant factor relates to the income earned during 1998 from the investment balances available. Upon maturity of these debt securities during fiscal 1998, the proceeds were used primarily to fund merchant portfolio purchases and other operating requirements.

INTEREST EXPENSE

Interest expense decreased approximately $882,000, or 47.1%, for the quarter ended March 31, 1999 to $992,000, compared to the $1.9 million for quarter ended March 31, 1998. The primary component of this decrease was the pay down of approximately $53.0 million in debt obligations in April 1998 from a portion of the proceeds received from the public offering of shares of NOVA common stock.

INCOME TAXES

Income tax expense of $8.3 million for the quarter ended March 31, 1999, increased 48.2%, or $2.7 million, compared to $5.6 million for the same period in 1998. This increase is attributable to the increase of taxable income for the first quarter of 1999 over the same period in 1998, and also reflects the effect of income from sub chapter S corporation income which is not subject to income taxes in 1998.

NET INCOME

Due to the factors discussed above, net income increased 31.2% to $14.0 million, for the quarter ended March 31, 1999, compared to $10.7 million for the quarter ended March 31, 1998.

OTHER MATTERS

As discussed in Note 1 to the condensed consolidated financial statements, PMT incurred a net loss of $345,000 during the two months ended December 31, 1998. These results include approximately $4.1 million of costs associated with the NOVA/PMT merger that were not accured for during fiscal 1998, and conversion related costs of approximately $850,000 million. Additional factors adversely affecting this period include operating under unfavorable third party processing contracts that were not renewed in anticipation of conversion to the NOVA Network and general inefficiencies resulting from consolidation plans and efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of its capital resources include purchases of merchant portfolios, capital expenditures, equipment for leasing, and working capital.

Net cash provided by operating activities was $26.8 million for the three months ended March 31, 1999, as compared to $12.8 million for the three months ended March 31, 1998. Primary uses of operating cash were for accounts receivable. The increase in accounts receivable stems primarily from the consolidation of settlement functions from PMT locations to NOVA and the resulting temporary inefficiencies. During the first quarter of 1999, $28.0 million was used to satisfy certain liabilities related to the $90.7 million in merger related charges recognized in 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued

Net cash used in investing activities was $44.0 million for the three months ended March 31, 1999, as compared to $37.9 million for the three months ended March 31, 1998. Decreases in the cash needed to fund the purchases of merchant portfolios were offset by the use of approximately $19.9 million to acquire the business assets of American National Bancard and establish contractual escrow balances. Historically, NOVA has required considerable cash outlay to consummate the portfolio purchases and this requirement is expected to continue for the 1999 fiscal year. Capital equipment purchases decreased approximately $3.5 million to $7.0 million during the three months ended March 31, 1999, compared to the same period in 1998. Major expenditures during the first quarter of 1999 include the enhancement and improvement of technology platforms. NOVA's projected cash requirements for capital expenditures is expected to be approximately $30.0 million during 1999.

Net cash flow from financing activities was $13.3 million during the three months ended March 31, 1999, compared to $14.8 million for the same period in 1998. Proceeds from short-term borrowings and other obligations of $10.5 million were used primarily to fund business acquisition activity in the first quarter of 1999. Proceeds from the draw down of available credit facilities in the first quarter of 1998 were used primarily to fund investment purchases and capital expenditures.

NOVA has available a credit facility of $80.0 million, which is expandable to $100.0 million. At March 31, 1999, $11.4 million had been drawn down against that credit facility. In connection with the merger with PMT on September 24, 1998, and other transactions completed in the first quarter of 1999, NOVA obtained a waiver of certain covenants under the credit facility, which is in effect for all applicable periods.

The Company typically has relatively low working capital requirements because discount fees charged to merchants are collected in an average of twenty days, while normal payables are paid in an average of thirty days or longer. In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor, as is the case with the consolidation of PMT, a subsidiary of the Company. Because of the seasonality of NOVA's business, capital requirements may be greater in certain months than others.

At March 31, 1999, the Company had cash and cash equivalents of $47.3 million. NOVA believes its existing cash and cash equivalents, cash generated from operations, and available borrowing facilities are sufficient to fund merchant portfolio purchases, and capital asset investments, to meet working capital requirements for the foreseeable future.



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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - continued

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  10.13 (i) *   First Amendment to Lease between Concourse I, Ltd., as landlord, and NOVA Information Systems, as tenant

  10.43* Employment Agreement, effective February 15, 1999, between the Registrant and Pamela A. Joseph.

  10.44* Employment Agreement, effective February 15, 1999, between the Registrant and John M. Perry.

  10.45* Employment Agreement, effective February 15, 1999, between the Registrant and Rebecca L. Powell.

  10.46* Employment Agreement, effective February 15, 1999, between the Registrant and Nicholas H. Logan.

  27*           Financial Data Schedule

*  Filed herewith


(b)  Reports on Form 8-K

The Company did not file any Current Report (s) on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOVA Corporation
                              (Registrant)


                              By: /s/ Edward Grzedzinski
                                  --------------------------------------
                                  Edward Grzedzinski
May 14, 1999                      Chairman, President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)


May 14, 1999                  By: /s/ James M. Bahin
                                  --------------------------------------
                                  James M. Bahin
                                  Vice Chairman, Chief Financial Officer
                                  and Secretary
                                  (Principal Accounting Officer)