Form 10-Q
period 1999-06-30
NOVA CORP \GA\
filed 1999-08-16
CIK 1009918

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         Commission file number 1-14342
                         ------------------------------

                                NOVA CORPORATION
             (Exact name of registrant as specified in its charter)


             GEORGIA                                       58-2209575
             -------                                       ----------
    (State or Other Jurisdiction of                      (I.R.S.Employer
    Incorporation or Organization)                    Identification Number)

         ONE CONCOURSE PARKWAY,
             SUITE 300
          ATLANTA, GEORGIA                                   30328
(Address of Principal Executive Offices)                  (Zip Code)


                                 (770) 396-1456
              (Registrant's telephone number, including area code)

                              -------------------

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                              -------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Class                     Shares Outstanding as of August 11, 1999
             -----                     ----------------------------------------
   Common Stock, $.01 par value                     73,286,724 shares

================================================================================

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1999



                               TABLE OF CONTENTS

                                                                               Page No.
                                                                               --------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets
               June 30, 1999, (unaudited) and December 31, 1998................    3
             Condensed Consolidated Statements of Operations (unaudited)
               Three months and six months ended June 30, 1999, and 1998.......    4
             Condensed Consolidated Statements of Cash Flows (unaudited)
               Six months ended June 30, 1999, and 1998........................    5
             Notes to Condensed Consolidated Financial Statements..............    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................   11

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings...................................................   16

  Item 4.  Submission of Matters to a Vote of Security Holders.................   16

  Item 6.  Exhibits and Reports on From 8-K....................................   16

           Signatures..........................................................   17

                         PART I. FINANCIAL INFORMATION

                                NOVA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                      (In thousands, except share amounts)


                                                                                   June 30,                 December 31,
                                                                                     1999                       1998
                                                                                  ----------                ------------
                                ASSETS
Current Assets
Cash and cash equivalents......................................................    $  55,329                $     51,131
Trade receivables, less allowance for doubtful accounts of $16,611
  and $8,466 at June 30, 1999, and December 31, 1998, respectively.............      108,310                      85,245
Current portion of net investment in finance leases............................       13,869                      11,775
Inventory......................................................................       12,226                       8,460
Deferred income taxes..........................................................       20,290                      31,884
Other current assets...........................................................       19,905                      22,638
                                                                                  ----------                ------------
      Total current assets.....................................................      229,929                     211,133
Merchant and customer contracts................................................      283,431                     263,992
Long-term portion of net investment in finance leases..........................       38,645                      33,910
Property and equipment, net....................................................       72,290                      65,732
Excess cost of businesses acquired.............................................       12,063                      14,707
Long-term note receivable......................................................       13,781                      13,781
Other non-current assets.......................................................       20,683                      19,278
                                                                                  ----------                ------------
                                                                                  $  670,822                $    622,533
                                                                                  ==========                ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable...............................................................   $   33,830                $     30,365
Accounts payable to affiliate..................................................          925                         827
Settlement obligations.........................................................        9,043                       9,263
Accrued liabilities............................................................       28,840                      20,046
Credit and fraud loss reserve..................................................       14,018                      12,777
Accrued merger and consolidation charges.......................................       15,519                      45,724
Long-term debt obligations due within one year.................................       34,095                      31,534
                                                                                  ----------                ------------
      Total current liabilities................................................      136,270                     150,536
Long-term debt.................................................................       58,359                      23,025
Minority interest in subsidiaries..............................................       10,274                       7,754

Shareholders' Equity
Common stock, $.01 par value, 200,000,000 shares authorized,
  73,118,847 and 72,597,045 shares outstanding at June 30, 1999,
  and December 31, 1998, respectively..........................................          731                         726
Additional paid in capital.....................................................      428,860                     422,499
Accumulated retained earnings..................................................       52,190                      17,993
Treasury stock, at cost; 653,500 shares at June 30, 1999, and 0 shares
  at December 31, 1998.........................................................      (15,862)                          -
                                                                                  ----------                ------------
      Total shareholders' equity...............................................      465,919                     441,218
                                                                                  ----------                ------------
                                                                                  $  670,822                $    622,533
                                                                                  ==========                ============

     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                  For the three months     For the six months
                                                     ended June 30,          ended June 30,
                                                 ---------------------     ------------------
                                                   1999         1998        1999       1998
                                                   ----         ----        ----       ----
Revenues......................................   $379,344    $275,186     $691,109    $515,728
Operating expenses:
   Cost of service............................    291,295     210,579      529,737     393,892
   Conversion costs...........................      8,131       2,025       15,652       4,612
   Selling, general and administrative........     28,410      26,844       56,158      51,460
   Depreciation and amortization..............     14,660      10,518       27,709      20,256
   Merger and consolidation expenses..........         --       1,590           --       4,049
                                                ---------    --------     --------    --------
      Total operating expenses................    342,496     251,556      629,256     474,269
                                                ---------    --------     --------    --------
Operating income..............................     36,848      23,630       61,853      41,459

Other income (expense):
Interest income...............................      1,007       2,044        1,545       3,284
Interest expense..............................       (510)     (1,545)      (1,502)     (3,419)
Minority interest in income of subsidiaries...     (4,498)     (3,529)      (6,774)     (4,466)
                                                ---------    --------     --------    --------
                                                   (4,001)     (3,030)      (6,731)     (4,601)
                                                ---------    --------     --------    --------
Income before provision for income taxes......     32,847      20,600       55,122      36,858
Provision for income taxes....................     12,323       7,649       20,580      13,220
                                                ---------    --------     --------    --------
Net income....................................  $  20,524    $ 12,951     $ 34,542    $ 23,638
                                                =========    ========     ========    ========
Per share amounts:
Basic earnings per share......................  $    0.28    $   0.18     $   0.47    $   0.35
Diluted earnings per share....................  $    0.28    $   0.18     $   0.46    $   0.34

Shares used in per share calculations:
Weighted average shares - basic...............     72,995      70,531       72,870      68,344
Weighted average shares - diluted.............     74,397      72,690       74,441      70,365


     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)


                                                                                                            For the six months
                                                                                                               ended June 30,
                                                                                                         -------------------------
                                                                                                            1999          1998
                                                                                                         ---------       ---------
Cash flows from operating activities:
Net income..........................................................................................      $ 34,542       $  23,638
Subsidiary fiscal year conversion...................................................................         2,547               -
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization...................................................................        27,709          20,256
    Deferred income taxes...........................................................................        13,735           1,207
    Minority interest...............................................................................         2,520           1,685
    Interest on debt obligations....................................................................         1,178               -
    Changes in assets and liabilities, net of the effects of business acquisitions:
      Trade receivables.............................................................................       (12,950)        (11,305)
      Inventory.....................................................................................        (3,656)         (2,406)
      Other assets..................................................................................        (5,730)         (2,799)
      Accounts payable..............................................................................         5,367           5,975
      Accrued liabilities...........................................................................       (22,953)            (25)
                                                                                                          --------       ---------
        Net cash provided by operating activities...................................................        42,309          36,226
                                                                                                          --------       ---------
Cash flows from investing activities:
    Purchase of merchant portfolios and customer contracts..........................................       (35,523)        (37,260)
    Amounts placed in escrow related to business purchase
      transactions..................................................................................        (8,700)              -
    Purchase of property and equipment..............................................................       (14,161)        (24,181)
    Purchase of equipment for leasing...............................................................       (14,680)        (12,700)
    Proceeds from sale of investments...............................................................             -          25,443
    Amounts received on leases......................................................................         9,015           7,336
                                                                                                          --------       ---------
        Net cash used in investing activities.......................................................       (64,049)        (41,362)
                                                                                                          --------       ---------
Cash flows from financing activities:
    Proceeds from short-term borrowings and long-term debt, net.....................................        35,785          31,309
    Payments on long-term debt and capital leases...................................................          (329)        (67,717)
    Proceeds from public offerings, net of offering expenses........................................             -         142,589
    Proceeds from stock options exercised...........................................................         6,344           2,167
    Issuance of note receivable.....................................................................             -          (1,303)
    Distributions of Subchapter S Corporations......................................................             -          (2,713)
    Purchase of treasury stock......................................................................       (15,862)              -
    Other...........................................................................................             -              (2)
                                                                                                          --------       ---------
        Net cash provided by financing activities...................................................        25,938         104,330
                                                                                                          --------       ---------
Net increase in cash and cash equivalents...........................................................         4,198          99,194
                                                                                                          --------       ---------
Cash and cash equivalents, beginning of period......................................................        51,131          31,643
                                                                                                          --------       ---------
Cash and cash equivalents, end of period............................................................      $ 55,329       $ 130,837
                                                                                                          ========       =========
Supplementary information:
Income taxes paid...................................................................................      $ 17,196       $   8,065
Interest paid.......................................................................................      $  1,385       $   1,674
Notes payable issued in connection with business acquisition........................................      $      -       $  33,758



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

     COMBINED FINANCIAL RESULTS. On September 24, 1998, NOVA completed a merger transaction with PMT Services, Inc. ("PMT"), pursuant to which PMT became a wholly-owned subsidiary of NOVA (the "Merger"). Prior to the Merger, PMT completed various mergers intended to qualify as tax-free reorganizations and were accounted for as poolings of interests. Accordingly, the consolidated historical financial statements for all periods presented combined the financial results of NOVA and PMT. Although prior to the Merger, PMT reported on a fiscal year ended July 31 basis, PMT changed its year end to October 31 in 1998. Conforming PMT to a calendar year fiscal year was not practicable for 1998 due to the timing and cost associated with establishing and auditing the beginning of year balances as of January 1, 1998. Beginning in 1999, PMT's fiscal year was changed to conform to a calendar year.

     The NOVA balance sheet as of December 31, 1998, has been combined with the PMT balance sheet as of October 31, 1998. The NOVA statements of operations for the three months and six months ended June 30, 1998, have been combined with the PMT statements of operations the three months and six months ended April 30, 1998. The NOVA statement of cash flows for the six months ended June 30, 1998, has been combined with the PMT statement of cash flows for the six months ended April 30, 1998. The results of operations of PMT for the period November 1, through December 31, 1998, was a net loss of $345,000 and was reported as a decrease in shareholders' equity during the three months ended March 31, 1999. Revenues for this interim period were $90.8 million and expenses, including income tax benefits, were $91.1 million.

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

     These interim financial statements should be read in conjunction with NOVA's audited financial statements included in the Annual Report on Form 10-K and Form 10-K/A No. 1, for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS ACQUISITIONS

     On February 15, 1999, NOVA acquired the assets of American National Bancard Company ("ANC"), an independent sales organization ("ISO"), through its wholly-owned subsidiary, PMT. The acquisition was accounted for as a purchase transaction, and the net assets and results of operations are included in the condensed consolidated financial statements from the date of acquisition. Cash disbursed to the seller at the time of the transaction totaled approximately $11.1 million and was allocated to "Merchant and customer contracts" based on the estimated fair market value of the assets acquired. Additional consideration of $8.7 million has been placed in escrow with a third party until

                                NOVA CORPORATION

                                  (Unaudited)


NOTE 2 - BUSINESS ACQUISITIONS (Continued)

January 31, 2000. This amount may be released subject to ANC's achieving certain performance thresholds as set forth in the purchase agreement. This amount was recorded as an "Other current assets" for financial statement purposes.

     During January 1999, NOVA paid additional consideration of $6.0 million to Key Bank, N.A. based on satisfying certain contingency thresholds established in connection with the Key Merchant Services, LLC transaction in January 1998. Additional merchant portfolio purchase activity through June 30, 1999, of $15.3 million relates to numerous individually insignificant merchant portfolio purchases.

     Effective May 1, 1999, Elan Merchants Services, LLC ("Elan"), a joint venture between NOVA Information Systems, Inc., a wholly-owned subsidiary of NOVA, and Firstar Bank U.S.A., N.A ("Firstar"), acquired the merchant processing portfolio of Star Banc through a contribution of merchant processing rights from Firstar. NOVA contributed $3.1 million in cash to complete the transaction.

NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except per share data):


                                                                                     For the three months      For the six months
                                                                                       ended June 30,             ended June 30,
                                                                                     --------------------      ------------------
                                                                                      1999         1998         1999        1998
                                                                                     ------       ------       ------      ------
Numerator:
    Numerator for basic and diluted net income per share-income
        available to common shareholders........................................     $20,524      $12,951      $34,542     $23,638

Denominator:
    Denominator for basic net income per share-weighted-average shares..........      72,995       70,531       72,870      68,344

Effect of diluted securities:
    Stock options..............................................................        1,402        2,159        1,571       2,021
                                                                                     -------      -------      -------     -------
Dilutive potential common shares:
    Denominator for diluted net income per share-adjusted weighted-average
        shares and assumed conversions..........................................      74,397       72,690       74,441      70,365
                                                                                     =======      =======      =======     =======
            Basic earnings per share............................................     $  0.28      $  0.18      $  0.47     $  0.35
                                                                                     =======      =======      =======     =======
            Diluted earnings per share..........................................     $  0.28      $  0.18      $  0.46     $  0.34
                                                                                     =======      =======      =======     =======


NOTE 4 - MERGER AND CONSOLIDATION EXPENSES

     As a result of the Merger and other merger transactions completed by PMT during 1998, the Company recorded a $90.7 million charge in 1998. This charge was related primarily to direct merger transaction costs, charges associated with the consolidation and closure of PMT's corporate headquarters and certain operating subsidiaries, contract termination costs related to unfavorable third-party processing contracts, and the decision to exit certain of PMT's sales distribution channels.

     Direct merger transaction costs are primarily investment banking commissions, professional fees, and regulatory filing expenses. The primary costs associated with the consolidation and closure of facilities include employee and executive severance, estimated unrecoverable future lease obligations on vacated facilities, and the write-down of capital assets to their net realizable value. The consolidation and closure actions are a result of the elimination of overlapping functions, primarily customer service, accounting, and administrative areas. The total number of employees terminated was approximately 275, with 210 having

                                NOVA CORPORATION

                                  (Unaudited)



NOTE 4 - MERGER AND CONSOLIDATION EXPENSES (Continued)

received severance packages as of December 31, 1998. Of these employees, certain executives' severance will be paid out over two years. NOVA began the process of consolidating PMT's corporate headquarters from Nashville, Tennessee to other locations in December 1998, and completed this process in the first quarter of 1999.

     Consistent with past practice, management developed a plan in 1998 to convert the front-end and back-end transaction processing of PMT's merchants to the Company's proprietary telecommunications platform (the "NOVA Network"). In 1998, NOVA negotiated the termination of long-term processing contracts with third parties that resulted in early termination fees. The majority of these terminations were finalized and the fees paid in 1998. The Company expects to complete the negotiation and payment of the termination fees during 1999.

     Capital asset write-downs are substantially attributable to computer software and equipment, including PMT's management information and financial reporting systems. Additional assets written down include telephone systems, and office furniture and equipment that will not be redeployed for use at another NOVA facility.

     In 1998, management formulated plans to exit unique distribution channels based upon the type of merchant business generated through these channels. Specifically, servicing and maintaining the type of merchant generated through these channels is not compatible with NOVA's operating philosophy and not strategically aligned with NOVA's plan of business. The charge related to exiting these distribution channels includes a contract termination fee and the write-down of certain related intangible assets resulting from an analysis of discounted future cash flows generated from the subject merchants. The majority of these merger related costs were paid in the fourth quarter of 1998 and the remaining costs are expected to be paid during 1999.

A summary of the merger related charges are as follows (in thousands):


                                                                                Reserve    2nd Quarter   Reserve
                                              Cash/                             Balance       1999        Balance
      Description                           Non-cash    Charge    Activity    at 3/31/99    Activity    at 6/30/99
      -----------                           --------    ------    --------    ----------   -----------  ----------
Direct transaction costs.................     Cash      $15,515   $(15,515)    $     -      $     -      $     -
Severance packages.......................     Cash       14,050     (5,873)      8,177          (52)       8,125
Lease abandonment........................     Cash        4,658       (411)      4,247         (299)       3,948
Contract termination charges.............     Cash       35,506    (32,721)      2,785         (243)       2,542
Asset write-down.........................   Non-cash      7,121     (7,121)          -            -            -
Costs to exit a distribution channel.....   Non-cash     11,370    (11,370)          -            -            -
Costs to exit a distribution channel.....     Cash        2,500          -       2,500       (1,596)         904
                                                        -------   --------     -------      -------      -------
   TOTAL.................................               $90,720   $(73,011)    $17,709      $(2,190)     $15,519
                                                        =======   ========     =======      =======      =======

NOTE 5 - SHAREHOLDERS' EQUITY

     COMMON SHARE REPURCHASE PROGRAM. In June 1999, the Board of Directors authorized a share repurchase program approving share purchases of up to $250.0 million from time to time on the open market, or pursuant to private negotiated transactions, at price levels the Company deems attractive. The shares may be used to meet funding requirements for benefit plans and other business purposes. As of June 30, 1999, NOVA had acquired 653,500 shares at an aggregate cost of $15.9 million. The purchase of the shares was funded primarily through the draw down of funds from the existing credit facility.

                                NOVA CORPORATION

                                  (Unaudited)

NOTE 5 - SHAREHOLDERS' EQUITY (Continued)

    RIGHTS AGREEMENT. On June 8, 1999, the Board of Directors approved the adoption of a share Rights Agreement which provides for a dividend distribution to shareholders of record on June 8, 1999, of one Right for each outstanding share of common stock. The Rights are attached to the common stock, do not have voting or dividend rights, and until they become exercisable, they can have no dilutive effect on earning. Each Right, when exercisable, entitles the holder to purchase ten shares of common stock (subject to adjustment based upon a predetermined formula) at a purchase price per share of 20% of market value, measured as of the date that an announcement is made that a person has acquired sufficient shares to become an Acquiring Person (any person who acquires, after July 9, 1999, 10% of the outstanding shares of the Company) multiplied by the number of shares of common stock to be received upon exercise. The distribution date will occur upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 10% or more of the outstanding shares, or (ii) ten days following the commencement of a tender offer or an exchange offer that would result in a person or group beneficially owning 10% or more of such outstanding shares of common stock. The Rights are not exercisable until the distribution date and will expire at the close of business on July 9, 2009, unless earlier redeemed by the Company.

     In the event that, after the Rights become exercisable, (i) the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation, (ii) all of its shares are acquired in a share exchange or the Company engages in a merger or consolidation in which all or part of its outstanding shares are changed or exchanged for stock, other securities or assets of any other person or (iii) 50% or more of the Company's assets or earning power is sold or transferred, each Right holder shall have the right to receive, upon exercise, a number of shares of common stock of the acquiring company equal to the calculated conversion exchange ratio.

     Unless the terms of an offer for all shares are first approved by the Board and the Rights Agreement amended to permit the transaction or the Rights are redeemed by the Company, the Rights will cause substantial dilution, if they become exercisable.

     In general, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, at any time before a person becomes a beneficial owner of 10% or more of the outstanding common stock of NOVA. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders will be to receive the $.01 redemption price.

NOTE 6 - RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                                NOVA CORPORATION


     FORWARD-LOOKING STATEMENTS. In addition to historical information, this report on Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond NOVA's control. Forward-looking statements may also be made in NOVA's other reports filed under the Exchange Act, press releases, and other documents; as well as by NOVA management in oral statements. NOVA undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for NOVA to predict all of such factors. Further, NOVA cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS. The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in NOVA's condensed consolidated statements of operations, as well as the percentage increase/(decrease) of such items from period to period:

                                                Three Months Ended                              Six Months Ended
                                                     June 30,                                      June 30,
                                              ----------------------        Increase/         --------------------        Increase/
                                               1999            1998         Decrease           1999          1998         Decrease
                                              ------          ------        ---------         ------        ------        ---------
Revenues...................................   100.0 %         100.0 %         37.9 %          100.0 %       100.0 %          34.0 %
Cost of service............................    76.8            76.5           38.3             76.7          76.4            34.5
Conversion costs...........................     2.1             0.7          301.5              2.3           0.9           239.4
Selling, general and administrative........     7.5             9.8            5.8              8.1          10.0             9.1
Depreciation and amortization..............     3.9             3.8           39.4              4.0           3.9            36.8
Merger expenses............................     0.0             0.6         (100.0)             0.0           0.8          (100.0)
Operating expenses.........................    90.3            91.4           36.2             91.1          92.0            32.7
Operating income...........................     9.7             8.6           55.9              8.9           8.0            49.2
Interest income............................     0.3             0.7          (50.7)             0.2           0.6           (53.0)
Interest expense...........................    (0.1)           (0.6)         (67.0)            (0.2)         (0.7)          (56.1)
Minority interest..........................    (1.2)           (1.3)          27.5             (0.9)         (0.9)           51.7
                                             -------         -------                          ------        ------
Income before provision for income taxes...     8.7             7.5           59.5              8.0           7.1            49.6
Provision for income taxes.................     3.3             2.8           61.1              3.0           2.6            55.7
                                             -------         -------                          ------        ------
Net income.................................     5.4 %           4.7 %         58.5 %            5.0 %         4.6 %          46.1 %
                                             =======         =======                          ======        ======

     GENERAL. NOVA is a provider of integrated point-of-sale transaction processing services, related software application products, and value-added services. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

     REVENUES. NOVA's revenues increased 37.9% to $379.3 million for the quarter ended June 30, 1999, compared to $275.2 million for the quarter ended June 30, 1998. The increase resulted primarily from a 29.5% increase in merchant sales volume processed to approximately $14.7 billion compared to $11.3 billion for the same period in 1998. The principal contributors to the increase are internal growth and the incremental effect of the increased discount related to the pass through of higher interchange rates from credit card associations, which was effective April 10, 1999. Additionally, the CoreStates Bank (purchased in October 1998) and ANC portfolio purchases account for increases in revenues of approximately $27.7 million and merchant sales volume processed of approximately $1.0 billion. For the six months ended June 30, 1999, revenues increased $175.4 million to $691.1 million from $515.7 million for the same period in 1998. The revenue increase corresponds to a $6.0 billion increase in merchant sales volume processed to $27.5 billion. Of this growth, approximately $43.2 million in revenues and $1.8 billion in volume are attributable to the CoreStates and ANC portfolio purchases.

     COST OF SERVICE. Cost of service increased 38.3% to $291.3 million for the quarter ended June 30, 1999, compared to $210.6 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, the cost of service increased 34.5% to $529.7 million from the $393.9 million during the same period in 1998. The increase resulted from the interchange, assessment fees and other direct operating costs associated with the higher merchant sales volume processed. Additional cost increases related primarily to the sales volume associated with portfolio purchases made in the later part of 1998 that have not yet been converted to NOVA's operating platform; as such the sales volume was processed by third party vendors at a higher cost. Another significant factor was increased VISA and MasterCard interchange rates that went into effect on April 10, 1999.

     CONVERSION COSTS. Conversion costs increased to $8.1 million for the quarter ended June 30, 1999, compared to $2.0 million for the quarter ended June 30, 1998. The increase relates to the magnitude of the conversion efforts currently underway for the PMT merchants and for the CoreStates merchant portfolio purchased in the fourth quarter of 1998. For the six months ended June 30, 1999, conversion costs increased to $15.7 million, or 239.4%, from $4.6 million during the same period in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 5.8% to $28.4 million for the quarter ended June 30, 1999, compared to $26.8 million for the same period in 1998. These increases are attributable primarily to the additional personnel, primarily customer service and support, and facilities costs in connection with transitioning all operational functions for the PMT merchant portfolios begun in October 1998. Selling, general and administrative expenses for the six months ended June 30, 1999 were $56.2 million, an increase of 9.1% from the $51.5 million reported for the six months ended June 30, 1998. Despite the overall cost increase, expenses as a percentage of revenues declined to 7.5% for the three months ending June 30, 1999, compared to 9.8% for the three months ending June 30, 1998. Expenses as a percentage of revenues for the six months ended June 30, 1999, dropped to 8.1% from 10.0% during the first six months of June 30, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 39.4% to $14.7 million for the quarter ended June 30, 1999, compared to $10.5 million for the quarter ended June 30, 1998. This is due primarily to amortization expense associated with the portfolio purchases made in the latter part of 1998. Additional depreciation expense increases are attributable to the increase in fixed assets held as of June 30, 1999, compared to June 30, 1998, mainly for facilities and technology infrastructures. Depreciation and amortization expense for the six months ended June 30, 1999, of $27.7 million increased 36.8% from the $20.3 million during the first half of 1998.

     MERGER AND CONSOLIDATION EXPENSES. There were no merger and consolidation expenses in the quarter ended June 30, 1999, or the six months ended June 30, 1999. This is compared to $1.6 million for the quarter ended June 30, 1998, and $4.0 million for the six months ended June 30, 19998. The charges in 1998 relate primarily to costs to terminate an unfavorable third-party contract and expenses incurred by PMT prior to the Merger.

     OPERATING INCOME. For the foregoing reasons, operating income for the quarter ended June 30, 1999, increased $13.2 million, or 55.9%, to $36.8 million from the second quarter of 1998 results of $23.6 million. Operating margins improved to 9.7% for the three months ended June 30, 1999, compared to 8.6% for the same period in 1998. Operating income for the six months ended June
30, 1999, of $61.9 million increased $20.4 million, or 49.2%, from the same period in 1998. Operating margins improved to 8.9% for the six months ended June 30, 1999, compared to 8.0% for the same period in 1998.

     INTEREST INCOME. Interest income decreased approximately $1.0 million, or 50.7%, to $1.0 million for the quarter ended June 30, 1999, compared to $2.0 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, interest income declined 53.0% to $1.5 million from $3.3 million during the same period in 1998. The most significant factor relates to the income earned during 1998 from the investment in debt securities. Upon maturity of these debt securities during fiscal 1998, the Company used the proceeds primarily to fund merchant portfolio purchases and other operating requirements. NOVA utilized other cash balances available to fund portfolio purchases and purchases of property and equipment. Accordingly, such balances were unavailable for investment purposes.

     INTEREST EXPENSE. Interest expense decreased approximately $1.0 million, or 67.0%, for the quarter ended June 30, 1999, to $510,000, compared to $1.5 million in the quarter ended June 30, 1998. The primary component of this decrease was the pay down of approximately $53.0 million in debt obligations in April 1998 from a portion of the proceeds received from the public offering of shares of NOVA common stock. Offsetting this decrease were increased borrowings to fund merchant portfolio acquisitions, capital asset investments and treasury share purchase transactions.

     INCOME TAXES. Income tax expense of $12.3 million for the quarter ended June 30, 1999, increased 61.1%, or $4.7 million, compared to $7.6 million for the same period in 1998. The effective tax rate of 37.5% in the second quarter of 1999 increased from 37.1% for the second quarter of 1998. This is attributable to the increase in taxable income related to NOVA's increased presence in California compared to the same period in 1998, and also the pre-Merger acquisitions made by PMT of Subchapter S corporation whose income is included in earnings, but not subject to income taxes in 1998. For the six months ended June 30, 1999, income tax expense of $20.6 million increased $7.4 million, or 55.7%, from the $13.2 million for the same period in 1998. The effective tax rate of 37.3% for the first half of 1999 compares to 35.9% for the first half of 1998. This increase is attributable to the aforementioned reasons.

     NET INCOME. Due to the factors discussed above, net income rose 58.5% to $20.5 million, for the quarter ended June 30, 1999, compared to $13.0 million for the quarter ended June 30, 1998. This increase was also accompanied by improvement in net operating margins in the second quarter of 1999 of 5.4% compared to 4.7% in the second quarter of 1998. Net income increased 46.1% in the six months ended June 30, 1999 to $34.5 million from $23.6 million during the first six months of 1998. Net margins also improved to 5.0% in 1999 from 4.6% in the first six months of 1998.

     NOVA reported earnings per diluted common share of $0.28 and $0.46 per share for the second quarter and six months ended June 30, 1999, respectively. This represents a per share increase for the second quarter 1999 of $0.10, or 55.6%, from the $0.18 reported in the second quarter of 1998, and an increase of $0.12, or 35.2%, from the $0.34 reported in the first half of 1998.

     OTHER MATTERS. As discussed in Note 1 to the condensed consolidated financial statements, PMT incurred a net loss of $345,000 during the two months ended December 31, 1998. These results include approximately $4.1 million of costs associated with the Merger that were not accrued during fiscal 1998, and conversion related costs of approximately $850,000. Additional factors adversely affecting this period include operating under unfavorable third party processing contracts that were not renewed in anticipation of conversion to the NOVA Network and redundant operations that occurred during the consolidation and integration phase.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's primary uses of its capital resources include purchases of merchant portfolios, capital expenditures, equipment for leasing, and working capital. Net cash provided by operating activities was $42.3 million for the six months ended June 30, 1999, as compared
to $36.2 million for the six months ended June 30, 1998.   Primary uses of
operating cash were for accounts receivable and the settlement of liabilities. During the first half of 1999, $30.2 million was used to satisfy certain liabilities related to the $90.7 million in merger related charges recognized in 1998. The Company used its operating cash resources to support operating requirements and reinvest in existing business and technology platforms.

     Net cash used in investing activities was $64.0 million for the six months ended June 30, 1999, as compared to $41.4 million for the six months ended June 30, 1998. Increases in the cash needed to fund the purchases of merchant portfolios include the use of approximately $19.8 million to acquire ANC and establish contractual escrow balances. Historically, NOVA has required considerable cash outlay to consummate portfolio purchases and this requirement is expected to continue for the 1999 fiscal year. Capital equipment purchases decreased approximately $10.0 million to $14.7 million during the six months ended June 30, 1999, compared to the same period in 1998. Significant expenditures in 1998 included the development of internal merchant processing systems and the refurbishment and expansion of facilities in Knoxville, Tennessee. Major expenditures during the first six months of 1999 include the enhancement and improvement of technology platforms. NOVA's cash requirement for capital expenditures is projected to be approximately $30.0 million during 1999.

     Net cash flow from financing activities was $25.9 million during the six months ended June 30, 1999, compared to $104.3 million for the same period in 1998. Proceeds from short-term borrowings and other borrowings of $35.8 million were used primarily to fund acquisition activity and merchant portfolio purchases, and $15.9 million was used to support the share repurchase program. Proceeds from stock options exercises of $6.3 million partially offset the cash outlays. Proceeds from the draw down of available credit facilities in the first quarter of 1998 were used primarily to fund merchant portfolio purchases and capital expenditures. In April 1998, the Company completed a public offering of its common shares for $142.6 million, net of expenses. Subsequent to the public offering, NOVA used $53.1 million of the net proceeds to repay amounts outstanding under its bank credit facilities.

     In June 1999, NOVA announced that its Board of Directors had authorized the repurchase of up to $250.0 million of its common shares on the open market or through privately negotiated transactions. The Company expects to fund the share repurchases through operating cash flows and funds from credit facilities available. As of July 23, 1999, NOVA had repurchased approximately 1.6 million shares under this program for a total of $41.3 million.

     Effective June 17, 1999, NOVA amended its existing credit facilities agreement to, among other things, allow for the repurchase of NOVA shares. Additionally, an agreement to expand the revolving loan commitment amount from $80.0 million to $100.0 million was entered into in June 1999.

     The Company typically has relatively low working capital requirements because discount fees charged to merchants are generally collected in an average of twenty days, while normal payables are paid in an average of thirty days or longer. Because of the seasonality of NOVA's business, capital requirements may be greater in certain months than others. In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor, as is the case with the consolidation of PMT, a subsidiary of the Company.

     At June 30, 1999, the Company had cash and cash equivalents of $55.3 million. NOVA believes its existing cash and cash equivalents, cash generated from operations, and available credit facilities are sufficient to fund merchant portfolio purchases, capital asset investments, share repurchases and to meet working capital requirements for the foreseeable future.

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

     In June 1997, VISA U.S.A. and Mastercard International certified NOVA as capable of processing transactions for cards issued with expiration dates of 2000 and beyond. Also completed in 1997 was the validation and correction of merchant terminals for Year 2000 functionality. In 1998, NOVA substantially completed the review and correction of its identified systems. As an added measure of validation, an independent review and evaluation was initiated for the following: building infrastructure, client/server platforms, NOVA Network, software applications, principal and strategic vendors' products or services, and telecommunication platforms and equipment. NOVA believes that its Year 2000 project is substantially complete.

     Through 1998, NOVA has replaced or upgraded personal computers, client/server applications, and certain computer software programs to be Year 2000 compliant. The nature of NOVA's business requires continuous development of its technologies and systems, extensively utilizing internal resources in this effort. Accordingly, it is difficult to determine with certainty the costs that have been incurred to date.

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

     NOVA has begun to develop contingency and recovery plans as a precautionary measure targeted at ensuring the continuation and continuity of critical business functions before and after December 31, 1999. Such plans are scheduled to be complete by October 1, 1999. NOVA will continue to identify aspects of its business and that of its third-party providers and take necessary corrective action, primarily the expedient replacement of any critical vendor who does not provide proof of compliance. Currently, the core vendors that NOVA relies upon have provided documentation that they are year 2000 compliant. The contingency efforts described above are expected to minimize the business risk connected to the Year 2000 Issue.

                          PART II.--OTHER INFORMATION

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Shareholders on May 26, 1999. Two matters were voted upon and approved at the meeting.

Proposal 1    Election of Directors
----------
The results of the voting were as follows:


                                           For                Withheld
                                           ----------         --------
James M. Bahin                             63,124,391         639,348
Charles T. Cannada                         63,123,787         639,952
Gregory S. Daily                           63,124,391         639,348
Edward Grzedzinski                         63,124,391         639,348
Stephen  D. Kane                           63,124,391         639,348
Dr. Henry Kressell                         63,124,391         639,348
George M. Miller III                       63,123,787         639,952
Richardson M. Roberts                      63,124,391         639,348
Stephen E. Wall                            63,123,787         639,953

Proposal 2  Ratification of the selection of Ernst & Young LLP as independent
----------
auditors of the Company for 1999.

The results of the vote were as follows:

For - 63,759,118                  Against - 2,724              Abstain - 1,897


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     Exhibit
       No.                     Description of Exhibit
     -------                   ----------------------

     *2.1(i)   Rights Agreement, dated as of July 9, 1999,
               between the Company and First Union National Bank.
     *3(i)     Articles of Amendment to the Articles of Incorporation of NOVA
               Corporation, dated June 8, 1999.
     *10.47    Employment Agreement, effective June 16, 1999, between the
               Registrant and Edward Grzedzinski.
     *10.48    Employment Agreement, effective June 8, 1999, between the
               Registrant and Philip J. Mazzilli.
     *10.49    Separation Agreement, effective June 23, 1999, between the
               Registrant and James M. Bahin.
     *10.50    Stock Option Grant between the Registrant and Edward Grzedzinski.
     *10.51    Second Amendment to Credit Agreement, dated June 17, 1999, among NOVA Corporation and NOVA Information Systems, the Lenders named therein, First Union National Bank as Documentation Agent, and Bank of America National Trust and Savings Associations.

     *27       Financial Data Schedule

--------------------
             * Filed herewith

(b)  Reports on Form 8-K

The Company did not file any Current Report (s) on Form 8-K during the quarter ended June 30, 1999.

                                   FORM 10-Q
                                NOVA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOVA CORPORATION
                                     (Registrant)


                              By:   /s/  Edward Grzedzinski
                                   ------------------------
                                   Edward Grzedzinski
Date: August 16, 1999              Chairman, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


Date: August 16, 1999         By:  /s/  Philip J. Mazzilli
                                   -----------------------
                                   Philip J. Mazzilli
                                   Chief Financial Officer
                                   (Principal Accounting Officer)