Form 10-Q
period 1999-09-30
NOVA CORP \GA\
filed 1999-11-15
CIK 1009918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ----------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission file number 1-14342
                     ------------------------------------

                               NOVA CORPORATION
            (Exact name of registrant as specified in its charter)

          GEORGIA                                           58-2209575
-------------------------------                    ---------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

   ONE CONCOURSE PARKWAY,
      SUITE 300
    ATLANTA, GEORGIA                                          30328
(Address of Principal Executive Offices)                    (Zip Code)


                                (770) 396-1456
             (Registrant's telephone number, including area code)

                           -------------------------

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

                           -------------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]    No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                     Shares Outstanding as of  November 11, 1999
----------------------------        -------------------------------------------
Common Stock, $.01 par value                      73,624,576 shares

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999



                               TABLE OF CONTENTS

                                                                                             Page No.
                                                                                             --------
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets
             September 30, 1999, (unaudited) and December 31, 1998 .............................    3
            Condensed Consolidated Statements of Operations (unaudited)
             Three months and nine months ended September 30, 1999, and 1998 ...................    4
            Condensed Consolidated Statements of Cash Flows (unaudited)
             Nine months ended September 30, 1999, and 1998 ....................................    5
            Notes to Condensed Consolidated Financial Statements ...............................    6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   11

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings ...................................................................   16
  Item 4.  Submission of Matters to a Vote of Security Holders .................................   16
  Item 6.  Exhibits and Reports on Form 8-K ....................................................   16
           Signatures ..........................................................................   17


                               NOVA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share amounts)


                                                                                                     (Unaudited)
                                                                                                     September 30,      December 31,
                                            ASSETS                                                       1999               1998
                                                                                                     -------------      ------------
Current Assets
Cash and cash equivalents ...................................................................          $  44,105           $  51,131
Trade receivables, less allowance for doubtful accounts of $16,715
     and $8,466 at September 30, 1999, and December 31, 1998, respectively ..................            118,469              85,245
Current portion of net investment in finance leases .........................................             14,597              11,775
Inventory ...................................................................................             12,268               8,460
Deferred income taxes .......................................................................             12,952              31,884
Other current assets ........................................................................             21,429              22,638
                                                                                                       ---------           ---------
             Total current assets ...........................................................            223,820             211,133
Merchant and customer contracts .............................................................            282,264             263,992
Long-term portion of investment in finance leases ...........................................             39,978              33,910
Property and equipment, net .................................................................             74,808              65,732
Excess cost of businesses acquired ..........................................................             11,939              14,707
Long-term note receivable ...................................................................             13,688              13,781
Other non-current assets ....................................................................             21,512              19,278
                                                                                                       ---------           ---------
                                                                                                       $ 668,009           $ 622,533
                                                                                                       =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable ............................................................................          $  28,325           $  30,365
Accounts payable to affiliat ................................................................                447                 827
Settlement obligations ......................................................................              2,143               9,263
Accrued liabilities .........................................................................             35,973              20,046
Credit and fraud loss reserve ...............................................................             16,148              12,777
Accrued merger and consolidation charges ....................................................             14,420              45,724
Long-term debt obligations due within one year ..............................................             34,077              31,534
                                                                                                       ---------           ---------
             Total current liabilities ......................................................            131,533             150,536
Long-term debt ..............................................................................            168,380              23,025
Minority interest in subsidiaries ...........................................................             10,872               7,754

Shareholders' Equity
Common stock, $.01 par value, 200,000,000 shares authorized,
     73,607,547 and 72,597,045 shares outstanding at September 30, 1999,
     and December 31, 1998, respectively ....................................................                736                 726
Additional paid in capital ..................................................................            426,966             422,499
Accumulated retained earnings ...............................................................             75,988              17,993
Treasury stock, at cost; 5,474,863 at September 30, 1999, and
     and 0 at December 31, 1998 .............................................................           (146,466)                 --
                                                                                                       ---------           ---------
             Total shareholders' equity .....................................................            357,224             441,218
                                                                                                       ---------           ---------
                                                                                                       $ 668,009           $ 622,533
                                                                                                       =========           =========

    See accompanying notes to condensed consolidated financial statements.

                               NOVA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                  For the three months               For the nine months
                                                   ended September 30,               ended September 30,
                                             ------------------------------   --------------------------------
                                                   1999             1998            1999               1998
                                             -------------     ------------   --------------      ------------
Revenues......................................  $387,471         $307,209       $1,078,580          $822,938

Operating expenses:
     Cost of service..........................   294,764          238,697          824,501           632,592
     Conversion costs.........................     6,419            2,553           22,071             7,165
     Selling, general and administrative......    26,939           26,811           83,097            78,272
     Depreciation and amortization............    14,362           11,912           42,071            32,167
     Merger and consolidation expenses........        --           11,198               --            15,246
                                                --------         --------       ----------          --------
             Total operating expenses.........   342,484          291,171          971,740           765,442
                                                --------         --------       ----------          --------
Operating income..............................    44,987           16,038          106,840            57,496

Other income (expense):
Interest income...............................       850            1,654            2,395             3,021
Interest expense..............................    (2,346)          (1,078)          (3,848)           (2,580)
Minority interest in income of subsidiaries...    (5,445)          (3,118)         (12,219)           (7,584)
                                                --------         --------       ----------          --------
                                                  (6,941)          (2,542)         (13,672)           (7,143)
                                                --------         --------       -----------         ---------
Income before provision for income taxes......    38,046           13,496           93,168            50,353
Provision for income taxes....................    14,248            8,281           34,828            21,500
                                                --------         --------       ----------          --------
Net income....................................  $ 23,798         $  5,215       $   58,340          $ 28,853
                                                ========         ========       ==========          ========

Per Share amounts:
Basic earnings per share......................  $   0.34         $   0.07       $     0.81          $   0.41
Diluted earnings per share....................  $   0.33         $   0.07       $     0.79          $   0.40

Shares used in per share calculations:
Weighted averages shares - basic..............    70,744           71,926           72,151            69,555
Weighted averages shares - diluted............    72,002           74,171           73,667            71,657

     See accompanying notes to condensed consolidated financial statements.

                               NOVA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                                                            For the nine months
                                                                                                            ended September 30,
                                                                                                      ------------------------------
                                                                                                            1999             1998
                                                                                                      -------------    -------------
Cash flows from operating activities:
Net income .......................................................................................       $  58,340        $  28,853
Subsidiary fiscal year conversion ................................................................           2,547               --
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..............................................................          42,071           32,167
      Deferred income taxes ......................................................................          22,941             (743)
      Minority interest ..........................................................................           3,118            4,803
      Interest on debt obligations ...............................................................             865               --
      Changes in assets and liabilities, net of the effects of business acquisitions:
          Trade receivables ......................................................................         (23,017)         (36,345)
          Inventory ..............................................................................          (3,698)          (3,650)
          Other assets ...........................................................................          (8,418)          (2,796)
          Accounts payable .......................................................................            (138)          21,152
          Accrued liabilities ....................................................................         (22,167)          13,324
                                                                                                         ---------        ---------
              Net cash provided by operating activities ..........................................          72,444           56,765
                                                                                                         ---------        ---------
Cash flows from investing activities:
      Purchase of merchant portfolios and customer contracts .....................................         (43,944)         (60,072)
      Amounts placed in escrow related to business purchase
           transactions ..........................................................................          (8,700)              --
      Purchase of property and equipment .........................................................         (19,403)         (38,968)
      Purchase of equipment for leasing ..........................................................         (24,104)         (19,618)
      Proceeds from sale of investments ..........................................................              --           39,123
      PMT cash used from August 1, 1997 through October 31, 1997 .................................              --          (44,346)
      Amounts received on leases .................................................................          14,114           10,638
                                                                                                         ---------        ---------
              Net cash used in investing activities ..............................................         (82,037)        (113,243)
                                                                                                         ---------        ---------
Cash flows from financing activities:
      Proceeds from short-term borrowings and long-term debt, net ................................         145,549           38,404
      Payments on long-term debt and capital leases ..............................................            (971)         (71,890)
      Proceeds from public offerings, net of offering expenses ...................................              --          142,589
      Proceeds from stock options exercised ......................................................           4,455            2,241
      Issuance of note receivable ................................................................              --           (1,710)
      Distributions of Subchapter S Corporations .................................................              --           (4,761)
      Purchase of treasury stock .................................................................        (146,466)              --
                                                                                                         ---------        ---------
              Net cash provided by financing activities ..........................................           2,567          104,873
                                                                                                         ---------        ---------
Net (decrease) increase in cash and cash equivalents .............................................          (7,026)          48,395
                                                                                                         ---------        ---------
Cash and cash equivalents, beginning of period ...................................................          51,131           26,823
                                                                                                         ---------        ---------
Cash and cash equivalents, end of period .........................................................       $  44,105        $  75,218
                                                                                                         =========        =========
Supplementary information:
Income taxes paid ................................................................................       $  17,751        $  21,715
Interest paid ....................................................................................       $   2,613        $   2,944

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

     COMBINED FINANCIAL RESULTS. On September 24, 1998, NOVA completed a merger transaction with PMT Services, Inc. ("PMT"), pursuant to which PMT became a wholly-owned subsidiary of NOVA (the "Merger"). Prior to the Merger, PMT completed various transactions intended to qualify as tax-free reorganizations and accounted for as poolings of interests. Accordingly, the consolidated historical financial statements for all periods presented combined the financial results of NOVA and PMT. Although prior to the Merger PMT reported on a fiscal year ended July 31 basis, PMT changed its year end to October 31 in 1998. Conforming PMT to a calendar year fiscal year was not practicable for 1998 due to the timing and cost associated with establishing and auditing the beginning of year balances as of January 1, 1998. Beginning in 1999, PMT's fiscal year was changed to conform to a calendar year.

     The NOVA balance sheet as of December 31, 1998, has been combined with the PMT balance sheet as of October 31, 1998. The NOVA statements of operations for the three months and nine months ended September 30, 1998, have been combined with the PMT statements of operations for the three months and nine months ended July 31, 1998. The NOVA statement of cash flows for the nine months ended September 30, 1998, has been combined with the PMT statement of cash flows for the nine months ended July 31, 1998. The results of operations of PMT for the period November 1, through December 31, 1998, was a net loss of $345,000 and was reported as a decrease in shareholders' equity during the three months ended March 31, 1999. Revenues for this interim period were $90.8 million and expenses, including income tax benefits, were $91.1 million.

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

     These interim financial statements should be read in conjunction with NOVA's audited financial statements included in the Annual Report on Form 10-K and as amended on Form 10-K/A No. 1 for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS ACQUISITIONS

     On February 15, 1999, NOVA acquired the assets of American National Bancard Company ("ANC"), an independent sales organization ("ISO"), through NOVA's wholly-owned subsidiary PMT. The acquisition was accounted for as a purchase transaction, and the net assets and results of operations are included in the condensed consolidated financial statements from the date of acquisition. Cash disbursed to the seller at the time of the transaction totaled approximately $11.1 million and was allocated to "Merchant and customer contracts" based on the estimated fair market value of the assets acquired. Additional consideration of $8.7 million has been placed in escrow with a third party until January 31, 2000.

                                NOVA CORPORATION

                                  (Unaudited)


NOTE 2 - BUSINESS ACQUISITIONS (Continued)

This amount may be released subject to ANC's achieving certain performance thresholds as set forth in the purchase agreement. This amount was recorded as an "Other current assets" for financial statement purposes.

     During January 1999, NOVA paid additional consideration of $6.0 million to Key Bank, N.A. based on satisfying certain contingency thresholds established in connection with the Key Merchant Services, LLC transaction in January 1998. Additional merchant portfolio purchase activity through September 30, 1999, of $26.8 million relates to numerous individually insignificant merchant portfolio purchases.

     Effective May 1, 1999, Elan Merchant Services, LLC ("Elan"), a joint venture between Nova Information Systems, Inc., a wholly-owned subsidiary of NOVA, and Firstar Bank U.S.A., N.A ("Firstar") acquired the merchant processing portfolio of Star Banc through a contribution of merchant processing rights from Firstar. NOVA contributed $6.2 million in cash to complete the transaction.

NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except per share data):

                                                                                  For the three months        For the nine months
                                                                                   ended September 30,        ended September 30,
                                                                               --------------------------  -------------------------
                                                                                   1999          1998          1999          1998
                                                                               ------------  ------------  -----------   -----------
Numerator:
      Numerator for basic and diluted net income per share-income
       available to common shareholders ....................................       $23,798       $ 5,215       $58,340       $28,853

Denominator:
    Denominator for basic net income per share-
        weighted-average shares ............................................        70,744        71,926        72,151        69,555

Effect of diluted securities:
    Stock options ..........................................................         1,258         2,245         1,516         2,102

Dilutive potential common shares:
    Denominator for diluted net income per share-adjusted
      weighted-average shares and assumed conversions ......................        72,002        74,171        73,667        71,657
                                                                                   -------       -------       -------       -------
        Basic earnings per share ...........................................       $  0.34       $  0.07       $  0.81       $  0.41
                                                                                   =======       =======       =======       =======
        Diluted earnings per share .........................................       $  0.33       $  0.07       $  0.79       $  0.40
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

                                NOVA CORPORATION

                                  (Unaudited)

NOTE 4 - MERGER AND CONSOLIDATION EXPENSES (Continued)

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

A summary of the merger related charges are as follows (in thousands):

                                                                                              Reserve                    Reserve
                                                  Cash/                                       Balance                    Balance
               Description                      Non-cash        Charge        Activity      at 12/31/98     Activity    at 9/30/99
-------------------------------------------    -----------   ------------   ------------   ------------   ---------  --------------
Direct transaction costs ....................    Cash          $15,515      $(11,412)      $ 4,103      $ (4,103)      $  --
Severance packages ..........................    Cash           14,050        (1,404)       12,646        (5,055)        7,591
Lease abandonment ...........................    Cash            4,658          --           4,658        (1,194)        3,464
Contract termination charges  ...............    Cash           35,506       (13,689)       21,817       (18,452)        3,365
Asset write-down ............................    Non-cash        7,121        (7,121)         --            --            --
Costs to exit a distribution channel ........    Non-cash       11,370       (11,370)         --            --            --
Costs to exit a distribution channel ........    Cash            2,500          --           2,500        (2,500)         --
                                                               -------      --------       -------      --------       -------
     TOTAL ..................................                  $90,720      $(44,996)      $45,724      $(31,304)      $14,420
                                                               =======      ========       =======      ========       =======

                                NOVA CORPORATION

                                  (Unaudited)

NOTE 5 - SHAREHOLDERS' EQUITY

     COMMON SHARE REPURCHASE PROGRAM. In June 1999, the Board of Directors authorized a share repurchase program approving share purchases of up to $250.0 million from time to time on the open market, or pursuant to privately
negotiated transactions, at price levels the Company deems attractive.   The
shares may be used to meet funding requirements for benefit plans and other business purposes. As of September 30, 1999, NOVA had acquired 5,474,863 shares
at an aggregate cost of $146.5 million.   The purchase of the shares was funded
primarily through the draw down of funds from the existing credit facility.

     RIGHTS AGREEMENT. On June 8, 1999, the Board of Directors approved the adoption of a share Rights Agreement which provides for a dividend distribution to shareholders of record on June 8, 1999, of one Right for each outstanding share of common stock. The Rights are attached to the common stock, do not have voting or dividend rights, and until they become exercisable, they can have no dilutive effect on earnings. Each Right, when exercisable, entitles the holder to purchase ten shares of common stock (subject to adjustment based upon a predetermined formula) at a purchase price per share of 20% of market value, measured as of the date that an announcement is made that a person has acquired sufficient shares to become an Acquiring Person (any person who acquires, after July 9, 1999, 10% of the outstanding shares of the Company) multiplied by the number of shares of common stock to be received upon exercise. The distribution date will occur upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 10% or more of the outstanding shares, or (ii) ten days following the commencement of a tender offer or an exchange offer that would result in a person or group beneficially owning 10% or more of such outstanding shares of common stock. The Rights are not exercisable until the distribution date and will expire at the close of business on July 9, 2009, unless earlier redeemed by the Company.

     In the event that, after the Rights become exercisable (i) the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation, (ii) all of its shares are acquired in a share exchange or the Company engages in a merger or consolidation in which all or part of its outstanding shares are changed or exchanged for stock, other securities or assets of any other person or (iii) 50% or more of the Company's assets or earning power is sold or transferred, each Right holder shall have the right to receive, upon exercise, a number of shares of common stock of the acquiring company equal to the calculated conversion exchange ratio.

     Unless the terms of an offer for all shares are first approved by the Board and the Rights Agreement amended to permit the transaction, or the Rights are redeemed by the Company, the Rights will cause substantial dilution, if they become exercisable.

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


NOTE 6 -  LONG-TERM DEBT

     On August 25, 1999, NOVA completed a third amendment to its existing credit agreement dated October 27, 1997. Under the amendment, a term loan was granted in the amount of $70.0 million. The loan bears a variable interest rate of Eurodollar, plus 1%, and is scheduled to mature on November 30, 1999. Proceeds from the loan were used to acquire shares of the Company under the common share. Subsequent to this amendment, NOVA's existing available credit facility was $170.0 million.

                               NOVA CORPORATION

                                  (Unaudited)

NOTE 6 - continued

repurchase program. NOVA expects to complete an amended and expanded credit agreement in the amount of $250.0 million, on or before November 30, 1999. NOVA expects to roll the new term loan into the amended credit facility at maturity.

NOTE 7 - RECENT PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS. The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in NOVA's condensed consolidated statements of operations, as well as the percentage increase/(decrease) of such items from period to period:

                                                              Three months ended                    Nine months ended
                                                                September 30,        Increase/        September 30,      Increase/
                                                            --------------------                  ----------------------
                                                              1999       1998        (Decrease)      1999        1998    (Decrease)
                                                            --------   ---------    -----------   ---------    --------- ----------
Revenues .............................................       100.0%       100.0%        26.1%       100.0%       100.0%        31.1%
Cost of service ......................................        76.1         77.7         23.5         76.4         76.9         30.3
Conversion costs .....................................         1.7          0.8        151.4          2.0          0.9        208.0
Selling, general and administrative ..................         6.9          8.7          0.5          7.8          9.5          6.2
Depreciation and amortization ........................         3.7          3.9         20.6          3.9          3.9         30.8
Merger and consolidation expenses ....................         0.0          3.6       (100.0)         0.0          1.9       (100.0)
                                                             -----        -----                     -----        -----
Operating expenses ...................................        88.4         94.7         17.6         90.1         93.1         27.0
                                                             -----        -----                     -----        -----
Operating income .....................................        11.6          5.3        180.5          9.9          6.9         85.8
Interest income ......................................         0.2          0.5        (48.6)         0.2          0.4        (20.7)
Interest expense .....................................        (0.6)        (0.4)       117.6         (0.4)        (0.3)        49.1
Minority interest ....................................        (1.4)        (1.0)        74.6         (1.1)        (0.9)        61.1
                                                             -----        -----                     -----        -----
Income before provision for income taxes .............         9.8          4.4        181.9          8.6          6.1         85.0
Provision for income taxes ...........................         3.7          2.7         72.1          3.2          2.6         62.0
                                                             -----        -----                     -----        -----
Net income ...........................................         6.1%         1.7%       356.3%         5.4%         3.5%       102.2%
                                                             =====        =====                     =====        =====

     GENERAL. NOVA is a provider of integrated point-of-sale transaction processing services, related software application products, and value-added services. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

     REVENUES.   NOVA's revenues increased 26.1% to $387.5 million for the
quarter ended September 30, 1999, compared to $307.2 million for the quarter ended September 30, 1998. The increase resulted primarily from a 17.0% increase in merchant sales volume processed to approximately $14.8 billion compared to $12.7 billion for the same period in 1998. Principal contributors to the increase include internal growth and the incremental effect of the increased discount related to the pass through of higher interchange rates from credit card associations, effective April 10, 1999. For the nine months ended September 30, 1999, revenues increased $255.6 million, or 31.1%, to $1.1 billion from $822.9 million for the same period in 1998. The revenue increase corresponds to a $4.9 billion increase in merchant sales volume processed to $25.4 billion.

     COST OF SERVICE. Cost of service increased 23.5% to $294.8 million for the quarter ended September 30, 1999, compared to $238.7 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the cost of service increased 30.3% to $824.5 million from $632.6 million during the same period in 1998. The increase resulted from the interchange, assessment fees and other direct operating costs associated with the higher merchant sales volume processed. Another significant factor was increased VISA and MasterCard interchange rates that went into effect on April 10, 1999.

     CONVERSION COSTS. Conversion costs increased to $6.4 million for the quarter ended September 30, 1999, compared to $2.6 million for the quarter ended September 30, 1998. The increase relates to the magnitude of the conversion efforts currently underway for the PMT merchants. For the nine months ended September 30, 1999, conversion costs increased to $22.1 million, or 208.0%, from $7.2 million during the same period in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses of $26.9 million for the quarter ended September 30, 1999, were flat compared to $26.8 million for the same period in 1998, due to the benefit of substantial reduction or elimination of redundant functions related to the PMT transaction. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $83.1 million, an increase of 6.2% from the $78.3 million reported for the nine months ended September 30, 1998. These increases are attributable primarily to the additional personnel, primarily customer service and support, and facilities costs in connection with transitioning all operational functions for the PMT merchant portfolios begun in October 1998. Expenses as a percentage of revenues declined to 6.9% for the three months ending September 30, 1999, compared to 8.7% for the three months ending September 30, 1998. Expenses as a percentage of revenues for the nine months ended September 30, 1999, dropped to 7.8% from 9.5% for the same period ended September 30, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 20.6% to $14.4 million for the quarter ended September 30, 1999, compared to $11.9 million for the quarter ended September 30, 1998, due primarily to the increase in amortization expense associated with the portfolio purchases made in the latter part of 1998. Depreciation expense increases are attributable to the increase in fixed assets held as of September 30, 1999, compared to September 30, 1998, mainly for facilities and technology infrastructures. Depreciation and amortization expense for the nine months ended September 30, 1999, of $42.1 million increased 30.8% from the $32.2 million during the first nine months of 1998.

     MERGER AND CONSOLIDATION EXPENSES. There were no merger and consolidation expenses in the quarter ended September 30, 1999, or the nine months ended September 30, 1999. This is compared to $11.2 million for the quarter ended September 30, 1998, and $15.2 million for the nine months ended September 30, 1998. The charges in 1998 relate primarily to the merger transaction with PMT.

     OPERATING INCOME. For the foregoing reasons, operating income for the quarter ended September 30, 1999, increased $28.9 million, or 180.5%, to $45.0 million from the same quarter in 1998 of $16.0 million. Operating margins improved to 11.6% for the three months ended September 30, 1999, compared to 5.3% for the same period in 1998. Operating income for the nine months ended September 30, 1999, of $106.8 million increased $49.3 million, or 85.8%, from the same period in 1998. Operating margins improved to 9.9% for the nine months ended September 30, 1999, compared to 6.9% from the same period in 1998. Excluding merger related charges, operating income increased 65.2% and 46.9% for the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998.

     INTEREST INCOME. Interest income decreased approximately $800,000 to $850,000 for the quarter ended September 30, 1999, compared to $1.7 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, interest income declined 20.7% to $2.4 million from $3.0 million during the same period in 1998. The most significant factor for the decrease relates to the income earned during 1998 from the investment in debt securities. Upon maturity of these debt securities during fiscal 1998, the Company used the proceeds primarily to fund merchant portfolio purchases and other operating requirements. NOVA utilized other available cash to fund portfolio purchases and purchases of property and equipment. Accordingly, such balances are unavailable for investment purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     INTEREST EXPENSE. Interest expense increased approximately $1.3 million, or 117.6%, for the quarter ended September 30, 1999, to $2.3 million, compared to $1.1 million in the quarter ended September 30, 1998. The primary components of this increase were increased borrowings to fund treasury share purchases and, to a lesser extent, merchant portfolio acquisitions and capital asset investments. Offsetting this decrease was the pay down of approximately $53.0 million in debt obligations in April 1998 from a portion of the proceeds received from a public offering of shares of NOVA common stock.

     INCOME TAXES. Income tax expense of $14.2 million for the quarter ended September 30, 1999, increased 72.1%, or $6.0 million, compared to $8.3 million for the same period in 1998. The effective tax rate of 37.5% in the third quarter of 1999 decreased from the 61.4% effective rate for the third quarter of 1998. This decrease is attributable to the substantial portion of merger and consolidation expenses that were non-deductible for income tax purposes in 1998. For the nine months ended September 30, 1999, income tax expense of $34.8 million increased $13.3 million, or 62.0%, from the $21.5 million for the same period in 1998. The effective tax rate of 37.4% for the first nine months of 1999 declined from a 42.7% effective rate for the first nine months of 1998. This decrease is attributable to the aforementioned reasons. After adjusting the results for 1998 for non-deductible merger and consolidation expenses, the
effective income tax rate for 1999 increased over the 1998 rate.    NOVA's
increased tax presence in states where former Subchapter S corporations resided, and the pre-merger acquisitions made by PMT of Subchapter S corporations whose income is included in earnings, but not subject to income taxes in 1998, contribute to this increase compared to the same period in 1998.

     NET INCOME. Due to the factors discussed above, net income rose 356.3% to $23.8 million, for the quarter ended September 30, 1999, compared to $5.2 million for the quarter ended September 30, 1998. This increase was also accompanied by improvement in net operating margins in the third quarter of 1999 to 6.1% compared to 1.7% in the third quarter of 1998. Net income increased 102.2% in the nine months ended September 30, 1999 to $58.3 million from $28.9 million during the first nine months of 1998. Net margins also improved to 5.4% in 1999 from 3.5% in the first nine months of 1998. Excluding the effect of the merger charges in 1998, net income rose $7.7 million, or 47.6%, to $23.8 million from the $16.1 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net income increased $18.8 million, or 47.4%, from $39.6 million to $58.3 million.

     NOVA reported earnings per diluted common share of $0.33 and $0.79 per share for the third quarter and nine months ended September 30, 1999, respectively. This represents a per share increase for the third quarter 1999 of $0.26, or 370.1%, from the $0.07 reported in the third quarter of 1998, and an increase of $0.39, or 96.7%, from the $0.40 reported in the first nine months of 1998. After adjusting 1998 for the effect of merger and consolidation expenses, net earnings per common share increased 52.0% and 33.2%, respectively, for the third quarter and nine months ended September 30, 1999 compared to the same periods in 1998.

     OTHER MATTERS. As discussed in Note 1 to the condensed consolidated financial statements, PMT incurred a net loss of $345,000 during the two months ended December 31, 1998. These results include approximately $4.1 million of costs associated with the merger transaction with NOVA that were not accrued during fiscal 1998, and conversion related costs of approximately $850,000. Additional factors adversely affecting this period include operating under unfavorable third party processing contracts that were not renewed in anticipation of conversion to the NOVA Network and redundant operations that occurred during the consolidation and integration phase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary uses of its capital resources include treasury share repurchases, purchases of merchant portfolios, capital expenditures, equipment for leasing, and working capital. Net cash provided by operating activities was $72.4 million for the nine months ended September 30, 1999, as compared to $56.8 million for the nine months ended
September 30, 1998.   Primary uses of operating cash were for accounts
receivable and the settlement of liabilities.   During the first nine months of
1999, $27.2 million was used to satisfy certain liabilities related to the $90.7 million in merger related charges recognized in 1998. The Company used its operating cash resources to support operating requirements and reinvest in existing business and technology platforms.

     Net cash used in investing activities was $82.0 million for the nine months ended September 30, 1999, as compared to $68.9 million for the nine months ended September 30, 1998, adjusted for PMT's fiscal period conversion. Increases in the cash needed to fund the purchases of merchant portfolios include the use of approximately $19.9 million to acquire ANC and establish contractual escrow balances. Historically, NOVA has required considerable cash outlay to consummate the portfolio purchases and this requirement is expected to continue for the 1999 fiscal year. Capital equipment purchases decreased approximately $19.6 million to $19.4 million during the nine months ended September 30, 1999,
compared to the same period in 1998.   Significant expenditures in 1998 included
the development of internal merchant processing systems and the refurbishment and expansion of facilities in Knoxville, Tennessee. Major expenditures during the first nine months of 1999 include the enhancement and improvement of technology platforms. NOVA's cash requirement for capital expenditures is projected to be approximately $30.0 million during 1999.

     Net cash flow from financing activities was $2.6 million during the nine months ended September 30, 1999, compared to $104.9 million for the same period in 1998. Proceeds from short-term and other borrowings of $145.6 million were used primarily to fund the share repurchase program and merchant portfolio purchase activity. During 1998 proceeds from the draw down of available credit facilities in the first quarter of 1998 were used primarily to fund merchant portfolio purchases and capital expenditures. In April 1998, the Company completed a public offering of its common shares for $142.6 million, net of expenses. Subsequent to the public offering, NOVA used $53.1 million of the net proceeds to repay amounts outstanding under its bank credit facilities.

     In June 1999, NOVA announced that its Board of Directors had authorized the repurchase of up to $250.0 million of its common shares on the open market or through privately negotiated transactions. The Company has supported the share repurchases through operating cash flows and funds from available credit facilities. As of September 30, 1999, NOVA had repurchased approximately 5.5 million shares under this program. There has been no share repurchase activity thus far during the fourth quarter.

     Effective June 17, 1999, NOVA amended its existing credit facilities agreement to allow, among other things, for the repurchase of NOVA shares. Additionally, an agreement to expand the revolving loan commitment amount from
$80.0 million to $100.0 million was entered into in June 1999.   On August 25,
1999, NOVA completed a term loan of $70.0 million, due November 30, 1999. Proceeds were used to purchase the Company's common shares under the repurchase program. The Company is currently completing the negotiation of an expanded credit facility of up to $250.0 million. NOVA expects to finalize the agreement on or before November 30, 1999.

     The Company typically has relatively low working capital requirements because discount fees charged to merchants are generally collected in an average of thirty days, while normal payables are paid in an average of thirty days or longer. In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor, as is the case with the consolidation of PMT. Because of the seasonality of NOVA's business, capital requirements may be greater in certain months than others.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     At September 30, 1999, the Company had cash and cash equivalents of $44.1 million. NOVA believes its existing cash and cash equivalents, cash generated from operations, and impending expansion of it bank credit facilities are sufficient to fund merchant portfolio purchases, capital asset investments, share repurchases and to meet working capital requirements for the foreseeable future.

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

     In June 1997, VISA U.S.A. and Mastercard International certified NOVA as capable of processing transactions for cards issued with expiration dates of 2000 and beyond. Also completed in 1997 was the validation and correction of merchant terminals for Year 2000 functionality. In 1998, NOVA substantially completed the review and correction of its identified systems. As an added measure of validation, an independent review and evaluation was initiated for the following: building infrastructure, client/server platforms, NOVA Network, software applications, principal and strategic vendors' products or services, and telecommunication platforms and equipment. NOVA believes that its Year 2000 project is substantially complete. Through 1998, NOVA has replaced or upgraded personal computers, client/server applications, and certain computer software programs to be Year 2000 compliant. The nature of NOVA's business requires continuous development of its technologies and systems, extensively utilizing internal resources in this effort. Accordingly, it is difficult to determine with certainty the costs that have been expended to support the Year 2000 effort.

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

     NOVA has developed contingency and recovery plans as a precautionary measure targeted at ensuring the continuation and continuity of critical
business functions before and after December 31, 1999.   NOVA continues to
identify aspects of its business and that of its third-party providers and take necessary corrective action, primarily the expedient replacement of any critical vendor who does not provide proof of compliance. Currently, the core vendors that NOVA relies upon have provided documentation that they are year 2000 compliant. The contingency efforts described above are expected to minimize the business risk connected to the Year 2000 Issue.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
  No.                             Description of Exhibit
-------                           ----------------------

*10.52 Third Amendment to Credit Agreement, dated August 25, 1999, among NOVA Corporation and NOVA Information Systems, the Lenders named therein, First Union National Bank as Documentation Agent, and Bank of America National Trust and Savings Associations.

*27       Financial Data Schedule
----------------
          * Filed herewith

(b)  Reports on Form 8-K

Current Report on Form 8-K dated July 9, 1999, with respect to the adoption of a Rights Agreement, dated as of July 9, 1999, between the Company and First Union National Bank, as Rights Agent.

                                   FORM 10-Q
                               NOVA CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOVA CORPORATION
                                     (Registrant)


                              By:   /s/  Edward Grzedzinski
                                   -----------------------------
                                   Edward Grzedzinski
Date: November 12, 1999            Chairman, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


Date: November 12, 1999       By:  /s/  Philip J. Mazzilli
                                   -----------------------------
                                   Philip J. Mazzilli
                                   Chief Financial Officer
                                   (Principal Accounting Officer)