Form 10-K405
period 1999-12-31
NOVA CORP \GA\
filed 2000-03-31
CIK 1009918

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999__________

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14342

                                NOVA CORPORATION
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-2209575
       (State or Other Jurisdiction of                         (IRS Employer
       Incorporation of Organization)                       Identification No.)

           ONE CONCOURSE PARKWAY,                                  30328
         SUITE 300, ATLANTA, GEORGIA                            (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (770) 396-1456

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, $0.01 par value per share                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2000, the aggregate market value of the common stock of NOVA held by non-affiliates of the Registrant was approximately $1,396,681,495 based upon the closing price of $26.9375 per share on the New York Stock Exchange on such date. Non-affiliate ownership is calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and other control persons, without conceding that all such persons are "affiliates" for purposes of the federal securities laws. As of March 20, 2000, there were 69,491,465 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated herein by reference in Parts I and II of this Annual Report on Form 10-K. Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 24, 2000, is incorporated herein by reference in Part III of this Annual Report on Form 10-K. Pursuant to General Instruction G(3) of Form 10-K, the Registrant will file the definitive Proxy Statement with the Securities and Exchange Commission no later than April 29, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NOVA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

ITEM                                                                   PAGE
NUMBER                                                                NUMBER
------                                                                ------
                                   PART I
1.      Business....................................................      1
2.      Properties..................................................     21
3.      Legal Proceedings...........................................     22
4.      Submission of Matters to a Vote of Security Holders.........     22
4A.     Executive Officers of the Registrant........................     22
                                  PART II
        Market for Registrant's Common Equity and Related
5.      Stockholder Matters.........................................     24
6.      Selected Financial Data.....................................     24
        Management's Discussion and Analysis of Financial Condition
7.      and Results of Operation....................................     24
        Quantitative and Qualitative Disclosures About Market
7A.     Risk........................................................     24
8.      Financial Statements and Supplementary Data.................     25
        Changes in and Disagreements with Accountants on Accounting
9.      and Financial Disclosure....................................     25
                                  PART III
10.     Directors and Executive Officers of the Registrant..........     26
11.     Executive Compensation......................................     26
        Security Ownership of Certain Beneficial Owners and
12.     Management..................................................     26
13.     Certain Relationships and Related Transactions..............     26
                                  PART IV
        Exhibits, Financial Statement Schedules, and Reports on Form
14.     8-K.........................................................     27

 SIGNATURES..................................................     33
 INDEX OF FINANCIAL STATEMENTS...............................
 INDEX OF EXHIBITS...........................................
 Forward-looking Statements..................................

     In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain since they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond the Company's control. Forward-looking statements may also be made in other reports filed by the Company under the Exchange Act, press releases, and other documents, as well as by the Company's management in oral statements. The Company undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     The Company's forward-looking statements are based upon numerous assumptions, including assumptions relating to:

     - Continued growth in the level of transaction volume;

     - The impact of acquisitions (including without limitation the acquisition of PMT Services, Inc.), portfolio purchases, joint ventures and other alliances;

     - Consolidation activity in the banking and transaction processing industries;

     - Pricing strategies and market concentration considerations;

     - Strategies relating to new technologies and product development;

     - Changes in credit card association rules, laws, regulations, or other industry standards; and

     - General economic conditions and industry trends.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion as of the date of this report. The Company refers readers to the information set forth under the caption "Item
1. Business -- Certain Risks Associated with the Business of the Company" included in this Annual Report on Form 10-K, as well as "Item 5. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, for a more complete discussion of certain risk factors.

                                     PART I

ITEM 1.  BUSINESS

     Atlanta-based NOVA Corporation is a provider of integrated transaction-processing services, related software applications, and value-added services for over 500,000 merchant locations. NOVA's target customers include small to medium-sized business enterprises that require a full spectrum of processing services, as well as community banks and financial institutions that desire to provide their merchant customers with payment processing. NOVA has continued to focus on the processing sector comprised of primarily small to medium-sized merchants, because they have been historically overlooked and benefit from the advantages of value-added services usually offered only to large, nationally based merchants. NOVA provides transaction processing support for all major credit, charge and debit cards, including VISA, MasterCard, American Express, Discover, Diner's Club, and JCB, as well as check verification services. The aggregate dollar volume of VISA and MasterCard transactions NOVA processed in 1999 exceeded $57 billion.

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

     NOVA was incorporated in Georgia in December 1995 pursuant to an alliance between NOVA and First Union Corporation ("First Union"). NOVA Information Systems, Inc. ("NOVA Information Systems"), a wholly-owned subsidiary of and predecessor to NOVA, was incorporated in Georgia in February 1991. On September 24, 1998, NOVA acquired PMT Services, Inc. ("PMT") in a merger transaction, whereby PMT became a wholly-owned subsidiary of NOVA (the "PMT Merger"). Unless the context otherwise requires, references in this Annual Report on Form 10-K to "NOVA" or "the Company" refer to NOVA Corporation and its subsidiaries.

SIGNIFICANT TRANSACTIONS, ALLIANCES AND MARKETING ARRANGEMENTS

     CoreStates Portfolio. Pursuant to an agreement dated October 8, 1998, NOVA acquired the merchant processing portfolio of First Union National Bank of Delaware ("FUBD"), successor by merger to CoreStates Bank of Delaware, N.A. ("CoreStates"). FUBD is a wholly-owned subsidiary of First Union. The purchase included all right, title, and interest in and assumption of certain liabilities of CoreStates' merchant processing portfolio. The portfolio represented annualized credit and debit card processing volume of approximately $3.1 billion as of the date of the transaction.

     PMT Merger. Effective September 24, 1998, NOVA acquired PMT in a merger transaction (the "PMT Merger") accounted for as a pooling of interests. Accordingly, the financial statements for all periods presented are restated to include the historical financial information of the combined operations for NOVA and PMT. PMT is an independent sales organization ("ISO") that markets and services electronic credit card authorization and payment systems to merchants located throughout the United States. PMT experienced significant growth by utilizing operating and growth strategies focused on expanding its customer base of small to medium-sized merchants through merchant portfolio purchases, trade and other association affiliations, telemarketing efforts, and subsidiary sales force acquisitions.

     Key Merchant Services. In January 1998, NOVA purchased from KeyBank National Association a 51% interest in Key Merchant Services, LLC ("KMS"). Pursuant to this agreement, NOVA provides transaction processing services to the merchant customers of KMS and is responsible for its operation and management. Upon consummation of this transaction, the KMS merchant portfolio represented approximately $5.1 billion in annualized credit and debit card processing volume.

     MBNA Portfolio Purchase. On December 30, 1997, NOVA purchased substantially all of the merchant portfolio of MBNA America Bank, N.A. ("MBNA"). In connection with the transaction, MBNA agreed to cooperate with NOVA in marketing NOVA's merchant transaction processing services and to refer exclusively to NOVA all merchants, trade associations, financial institutions, ISOs and other organizations that request or evidence an interest in merchant transaction processing services. NOVA, among other things, is required to pay to MBNA a fee for each merchant that enters into a merchant transaction processing contract with NOVA as a result of a referral from MBNA. NOVA is also required to pay to MBNA a percentage of the portfolio's net revenues. NOVA's marketing agreement with MBNA has an initial term expiring December 31, 2007 subject to automatic two-year extensions unless either party gives notice of termination at least seventy-five days prior to an expiration date. The MBNA portfolio represented annualized credit and debit card processing volume of approximately $1.0 billion on the date of the transaction.

     Elan Merchant Services. Effective October 31, 1997, NOVA purchased from Firstar Bank U.S.A., N.A. ("Firstar") a 51% interest in Elan Merchant Services, LLC ("Elan"). Pursuant to this agreement, NOVA provides transaction processing services to the merchant customers of Elan and is responsible for its operation and management. As of the date of purchase, the Elan portfolio represented annualized credit and debit card processing volume of approximately $3.0 billion.

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

     Increased Growth in Card Use. The proliferation in the uses and types of credit, charge and debit cards, rapid technological advances in transaction processing, and financial incentives offered by credit card associations and issuers have contributed greatly to wider merchant acceptance and increased consumer use of such cards. For example, industry sources indicate that for the year ended December 31, 1998, charge volume of VISA and MasterCard and other credit cards grew at an annual growth rate of approximately 8%, to $1.2 trillion. Such sources project that the charge volume of general purpose cards will exceed $2.0 trillion by 2005. Industry sources also anticipate further increases in credit and charge card acceptances as the number of general purpose cardholders increases to an expected 166 million over the same period. In 1998, the expanded use of debit cards as an alternative to cash and checks at the point of sale increased 42% over 1997, to $168.5 billion. Industry sources anticipate that consumers increased usage of debit cards will eclipse the growth of credit cards in future years. In 1998, 73% of transactions processed were with credit cards. Industry sources further predict that by the year 2010 transactions processed with credit cards will decrease to 41% as a result of increasing debit card use. (The Nilson Report -- December 1999).

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

     At present, many large transaction processors continue to provide customer service and applications via legacy systems that often are difficult and costly to alter, enhance, or customize. Accordingly, transaction processors that continue to utilize these systems for customer service and applications may find it difficult to meet the increasing demands of small to medium-sized merchants for more sophisticated products and services tailored to their diverse and changing needs. In contrast to less flexible legacy systems, transaction processors utilizing less costly, scalable and networked computer systems, (including distributed client/server architecture and relational database management systems solutions), enjoy greatly improved flexibility and responsiveness in providing customer service and applications to its customer base. In addition, the use of fiber optic and advanced switching technologies in telecommunications networks and competition among long-distance carriers further enhance the ability of processors to provide faster and more reliable service at lower per-transaction costs than previously possible.

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

     Segmentation of Merchants and Service Providers. The transaction processing industry is characterized by a small number of large transaction processors that focus primarily on servicing large merchants and by many smaller transaction processors that provide a limited range of services to small to medium-sized merchants. Large merchants (i.e., those with multiple locations and high volumes of card transactions) typically demand and receive the full range of transaction processing services as well as customized information services at low per-transaction costs. By contrast, transaction processors historically have not offered small to medium-sized merchants the same level of services as large merchants or relatively low per-transaction costs offered to larger merchants. The growth in card transactions and the transition from paper-based to electronic transaction processing, however, have caused small to medium-sized merchants increasingly to demand sophisticated transaction processing and information services similar to those provided to large merchants.

     Community and regional banks and ISOs are the primary groups that market and sell transaction processing services to small to medium-sized merchants. Typically, these banks and ISOs outsource all or a portion of the transaction processing services they offer. It is difficult, however, for banks and ISOs to provide sophisticated value-added services or to customize transaction processing services for the small to medium-sized merchant on a cost-effective basis. Accordingly, services to small to medium-sized merchants historically have been characterized by basic transaction processing services without the availability of the more sophisticated processing, information-based services, or customer support offered to large merchants.

     Consolidation. The transaction processing industry has undergone rapid consolidation over the last several years. The costs to convert from paper-based to electronic processing and merchant demand for improved customer service and additional customer applications have made it difficult for community and regional banks and ISOs to remain competitive. Many of these processors are unwilling or unable to invest the capital required to meet evolving market demands, and are increasingly exiting the transaction processing business, or otherwise seeking alliance partners to provide transaction processing to their customers. Despite this ongoing consolidation, the industry remains fragmented. Management believes that although the ten largest bankcard processors account for a significant portion of the total charge volume processed there are several hundred additional registered service providers marketing and selling transaction processing services to merchants . Management believes that these factors will result in continuing industry consolidation opportunities over the next several years.

MERCHANT SERVICES PROVIDED BY NOVA

     Authorization Services. NOVA provides electronic transaction authorization services for all major credit, charge and debit cards. Authorization generally involves approving a cardholder's purchase at the POS, after verifying that the card has not been reported lost or stolen and that the purchase amount is within the cardholder's credit or account limit. The electronic authorization process for a credit card transaction begins when the merchant "swipes" the card through its POS terminal and enters the amount of the purchase. After capturing the data, the POS terminal transmits the authorization request via the NOVA Network to NOVA's switching center, where the data is routed to the appropriate credit card association for authorization. The credit card association then approves or declines the transaction and the response is transmitted back to NOVA's switching center, where it is routed to the appropriate merchant.

     Data Capture and Reporting Services. At the time of authorization, data relating to the transaction, such as the purchase price and card number, is recorded electronically both at the merchant's POS terminal and by NOVA. This data replication maximizes NOVA's ability to reconcile transaction data with each merchant and to protect against potential loss of data. On a periodic basis throughout the day, the merchant aggregates and organizes this transaction data, using a software application that NOVA has programmed into the merchant's POS terminal, and transmits this information to NOVA where it is organized into various files. These files are generally transmitted to either Vital Processing Services L.L.C. ("Vital"), Mellon Bank ("Mellon"), or First Data Resources ("FDR") (collectively "merchant accounting vendors"), for merchant accounting as described below. NOVA maintains a file in its database from which NOVA runs "Witness," its proprietary fraud detection software program against each of the day's transactions processed via the NOVA Network. NOVA also utilizes this information to provide merchants with information services such as specialized management reports and to facilitate its other customer service operations. Merchants can access this archived information through NOVA's customer service representatives or through applications such as NOVA ACS, which allow the merchant direct access to NOVA's database through a personal computer.

     Settlement, Accounting and Clearing Services. NOVA assigns each of its merchant customers to a merchant accounting vendor which performs merchant accounting services on NOVA's behalf. At least once each day, NOVA forwards transaction data regarding its merchant customers to the merchant accounting vendors. The merchant accounting vendors reorganize and accumulate the data on a merchant-by-merchant and card issuer-by-card issuer basis and forward the data to the credit card associations for ultimate payment. On a monthly basis, each merchant accounting vendor sends statements to NOVA's merchant customers for whom they provide settlement and accounting services, detailing the previous month's transaction activity.

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

     Chargeback Services. In the event of a billing dispute between a cardholder and a merchant, NOVA assists the merchant in investigating and resolving the dispute. These billing disputes include, among others: (i) non-receipt of merchandise or services; (ii) unauthorized use of a credit card; and (iii) quality of the goods purchased or the services rendered. NOVA provides a sophisticated chargeback control system for its merchants and utilizes proprietary software programs to actively prescreen disputes. The chargeback control system enables NOVA to reduce the time and expense spent on cardholder requests for chargebacks. In the event a billing dispute between a cardholder and a merchant is resolved in favor of the cardholder, the transaction is "charged back" to the merchant and that amount is credited or otherwise refunded to the cardholder. If NOVA or its clearing banks are unable to collect such amounts from the merchant's account, and if the merchant refuses or is unable to reimburse NOVA for the chargeback, NOVA bears the loss for the amount of the refund paid to the cardholder.

     Customer Service and Support. NOVA provides its merchant customers with a variety of customer services and support. These services include the provision of POS terminals (on a sale or lease basis), software application downloads for POS terminals, POS terminal maintenance and customized software for merchant development. In addition, NOVA maintains a 24-hour-a-day, seven-day-a-week helpline staffed by full-time customer service representatives.

TECHNOLOGY

     One of NOVA's principal strategies is to utilize available technologies to deliver transaction processing and related software application products and services on a cost-effective basis. To effect this strategy, NOVA regularly adapts and uses technologies developed for applications outside the transaction processing industry. In particular, technologies developed for networked computing and the telecommunications market have been important to the NOVA Network and NOVA's service capabilities. In addition, NOVA exercises significant control over the development and enhancement of the combination of hardware, software and network services that comprise its transaction processing and information delivery system. This provides NOVA with greater control over the functionality, quality, reliability, cost and efficiency of its transaction processing services and related software application products and services.

     The NOVA Network. The NOVA Network, initially developed in conjunction with MCI WorldCom, is NOVA's proprietary telecommunications platform and the principal conduit through which NOVA provides services to merchants. The NOVA Network's design provides efficient switching capabilities, resulting in rapid response time for transaction authorizations. The NOVA Network employs high speed switching and routing communications, supplying substantial capacity capable of supporting sophisticated value-added services. In working with MCI WorldCom, NOVA designed a network specifically tailored to the services NOVA desired to provide, the equipment needed to furnish those services and the functionality those services were designed to achieve. As customer needs change and as technology improves, management believes that it will be able to adapt and customize the NOVA Network as necessary to achieve the functionality it desires. Currently, both MCI WorldCom and AT&T Corp. provide long-distance service as well as technical support for the NOVA Network. NOVA's long distance service and support agreement with MCI WorldCom expires in July 2001. The agreement is subject to earlier termination by NOVA if MCI WorldCom fails to meet certain agreed-upon performance objectives. Local access is provided by a subsidiary of MCI WorldCom and by BellSouth Corporation.

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

     Another advantage of the NOVA Network is its proprietary "TCP/IP" routing network, which provides greater resiliency and routing capabilities compared to transaction processing companies that employ a front-end processor switch and a back end switch. After a POS transaction reaches the NOVA Network via either MCI WorldCom or AT&T, it is immediately converted to TCP/IP protocol. Once converted, the transaction is switched and routed through the NOVA Network via the optimal path. NOVA maintains a fully redundant, three-tier meshed network utilizing 3COM Corporation switches and routers. In addition, NOVA uses Open Shortest Path First ("OSPF") routing protocol to ensure the optimal path is always utilized between the modems on the network front-end and the NOVA hosts that switch transactions to the credit and debit card networks. OSPF also ensures speedy network re-routing in the event of hardware failure.

     Because the NOVA Network is TCP/IP based, and the Internet is a large, public TCP/IP network, processing Internet-originated transactions is a logical extension of NOVA's core competency.

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

     As NOVA's merchants increase their use of PCs and fully-integrated cash registers and payment systems, NOVA is extending its POS terminal software application product and service offerings to PCs and expanding the number of its products and services available for PC use or that otherwise allow the POS terminal to interface with a PC. For instance, NOVA ACS, PC Transact_It, and NOVA Shadow Pay are PC-based applications. While merchant use of such products and services currently is limited, and there can be no assurance that such products and services will be widely accepted, NOVA expects such use to increase. NOVA and First Union are actively pursuing with KeyBank and other third parties initiatives relating to transaction processing via the Internet and procurement and purchasing cards. Management believes that these and other efforts may result in the development of additional software application products and value-added services.

     NOVA actively encourages third party software developers to write applications to NOVA's specifications and network protocols. These applications, once certified by NOVA, allow integration of NOVA's transaction processing services with the business management software created by such developers for use at the merchant's POS. For example, NOVA recently developed NOVA TransPort, which consists of client and server software that encrypts transactions via the Internet. NOVA makes their client application programmer interface (API) software available to value-added resellers ("VARs"), such as GO Software, Inc., to integrate into their applications. GO Software, Inc. (now part of ShopNow.com's eBusiness unit), one of the first VARs to integrate this software into their application line, has several products capable of sending encrypted transactions via the Internet directly to NOVA for processing. Merchants enjoy dedicated, leased-line performance at Internet connection costs for transaction processing. In this way, VARs indirectly perform a marketing function for NOVA since they frequently market their software on a fully-integrated basis with NOVA's transaction processing services, creating additional opportunities to reach small to medium-sized merchants. NOVA has certified in excess of 200 third party software developers, including Aluim Payment Groups, Atomic Software, Southern DataCom, Inc., Datacap, Inc., Tellen Software Inc., and UniPay.

     Use of Networked Systems for Customer Service. As a result of the information access and retrieval capabilities of networked systems, which provide real-time information to any of NOVA's customer service representatives, NOVA can provide a level of customer service and support to small to medium-sized merchants historically available only to much larger merchants. For example, any of NOVA's customer service representatives may access, on a real-time basis, all of the relevant information pertaining to any particular merchant that may call and ask for assistance. NOVA has also implemented an on-line, informational database that provides NOVA's customer service representatives user-friendly access to an array of additional information relative to NOVA's services, products and systems, which allows NOVA to more quickly and effectively resolve customer service inquiries. Additionally, the NOVA Network is highly automated and requires minimal staffing, which allows NOVA to contain costs and achieve greater operating efficiencies.

SOFTWARE APPLICATION PRODUCTS AND VALUE-ADDED SERVICES

     In addition to card transaction processing, NOVA offers related software application products and value-added services to its merchant customers. NOVA designed these products and services to run on existing POS terminals and DOS-and Windows-based PCs. An integral part of NOVA's strategy is make available a broad range of products and services historically unavailable to small to medium-sized merchants. By doing so, NOVA seeks to differentiate itself among the banks and ISOs serving this portion of the market. Management believes that the quality and reliability of its products and services enhance NOVA's ability to attract and retain merchant customers.

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

     NOVA Shadow Pay. NOVA Shadow Pay addresses the increasing use by merchants of integrated and modem-enabled PCs. NOVA Shadow Pay eliminates the necessity of a traditional, stand-alone POS terminal. NOVA Shadow Pay is a PC application that allows the merchant's modem-enabled PC to capture the transaction data that is keyed or otherwise input into the cash register or PC, and transmits such data for authorization and processing, eliminating both the need for a stand-alone POS terminal and redundant keying of transaction data. In addition, NOVA Shadow Pay provides the merchant access to certain review and reporting features allowing, for instance, the merchant to more easily reconcile transaction activity for any given period with the data captured and stored by the merchant's PC. NOVA charges a one-time license fee for access to NOVA Shadow Pay.

     NOVA Mass Transact and PC Transact_It. NOVA Mass Transact is a large-volume transaction processing application that NOVA developed specifically for businesses processing large numbers of credit card transactions on a batch basis. A merchant using NOVA Mass Transact (typically one that accepts a large number of credit card transactions by telephone or mail) assembles a batch file of transactions and the merchant's mainframe transmits that information to NOVA for processing. Insurance companies and magazine publishers, each of which process large numbers of transactions for recurring payments such as insurance premiums and subscription renewals, respectively, are examples of the type of merchant customers who currently utilize NOVA Mass Transact. PC Transact_It is a similar application that allows PCs, rather than mainframes, to process transactions on a batch basis. Merchants who subscribe to NOVA Mass Transact or PC Transact_It pay a one-time license fee and a percentage of the amount of each transaction processed.

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

     In addition to NOVA's core products and services, NOVA offers the following value-added software applications and services:

     NOVA ACS. NOVA ACS (Automated Customer Service) is a PC-based system that enables NOVA's bank alliance and ISO partners to access NOVA's databases in order to track and compile the transaction processing activity of their respective merchant customers. Merchants also utilize NOVA ACS to access NOVA's databases to track and compile information regarding their own transaction activity. Through such access and related information retrieval capabilities, NOVA ACS expands greatly the banks', ISOs' and merchants' ability to design and obtain customized informational reports and, in the case of banks and ISOs, to perform for their merchant customers a variety of customer service related activities. NOVA ACS, which was introduced in 1997, incorporates retrieval and chargeback information as well as on-line statements. These enhancements give the ISO, bank or merchant the opportunity to retrieve information on-line.

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

     BellSouth Wireless Data. NOVA also has wireless transaction services through BellSouth Wireless Data's MOBITEX service, a nationwide network covering approximately 93% of the metropolitan United States. This wireless service provides many of the same features and functions as the CDPD wireless networks -- also freeing the user from the traditional phone line. For instance, the BellSouth Wireless Network was chosen by 3COM's Palm division to power their Palm VII wireless Palm Pilots because of the nationwide coverage it provides. For NOVA's wireless Point of Sale customers this gives them the same mobile processing capabilities regardless of their geographical location. They can use their wireless POS terminal anywhere there is coverage without making any modifications to their terminal.

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

     Electronic Gift Card. NOVA's Electronic Gift Card ("EGC") program is an automated application that encourages customer loyalty by allowing merchants to sell electronic gift cards redeemable for merchandise in their stores. The gift cards are activated for a pre-determined amount through a POS terminal and are available in disposable (one-time use) and re-loadable (additional value can be added) form.

CUSTOMER BASE

     NOVA's merchant customer base consists primarily of small to medium-sized merchants, with a historic concentration in the restaurant, specialty retail, furniture, automobile repair and lodging industries. In addition, banks also are customers of NOVA insofar as those banks accept credit card cash advance transactions. While NOVA's merchants vary significantly in size, a typical merchant customer generates approximately $100,000 in annual charge volume. Although NOVA focuses on small to medium-sized merchants, NOVA also serves a significant number of large merchants and has in place the technical, operational and management infrastructure necessary to continue to serve large merchants. For the years ended December 31, 1999 and 1998, no merchant customer accounted for more than 2% of NOVA's revenues. At December 31, 1999, NOVA provided transaction processing services to more than 500,000 merchant locations nationwide.

     NOVA generally enters into direct contractual relationships with its merchants, thereby reducing NOVA's financial risks in the event any of NOVA's bank alliance relationships terminate. In contrast to NOVA's approach, the typical transaction processor/bank relationship involves a processor negotiating with a bank to serve all of the bank's merchants, with the bank maintaining direct control over each merchant relationship. Such a structure exposes the processor to the risk that each of the merchant relationships, and the associated revenues, easily could be jeopardized if, for example, the bank were to sell its merchant business portfolio to an acquiror that provided its own transaction processing services.

MARKETING

     NOVA markets its services through three principal channels:

     - bank alliances, including joint ventures,

     - ISO partnering, and

     - direct sales and other marketing efforts.

     In addition, NOVA engages in marketing efforts that include marketing agreements with various trade and other associations and marketing through value-added resellers that integrate NOVA's transaction processing services with specialized business management software.

     Bank Alliances Through bank alliances, NOVA offers its services to merchants in cooperation with community and regional banks, allowing NOVA to capitalize on the banks' presence in particular geographic markets. NOVA's primary bank alliances are with First Union, Regions Bank, Bank of the West, Crestar Bank, MBNA, and, through NOVA's joint ventures, KeyBank and Firstar. These relationships provide NOVA the opportunity to further its market penetration and increase the size of its customer base through the marketing assistance, support and exclusive merchant referrals provided by the participating banks. NOVA's bank alliances consist of four types of relationships:

     - "Acquisition Alliances" created as a result of NOVA's purchase of a bank's merchant portfolio, pursuant to which NOVA provides transaction processing services on a co-branded basis with such bank;

     - "Joint Venture Alliances," generally in the form of a limited liability company owned jointly by NOVA and a bank, pursuant to which NOVA provides transaction processing services and the bank provides marketing and referral services to the joint venture;

     - "Agent Bank Alliances" pursuant to which a bank purchases NOVA's services and markets and resells those services directly to merchants; and

     - "Bank Referral Alliances" whereby a bank refers to NOVA merchants who desire or otherwise inquire about transaction processing services.

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

     ISO Partnering. With the acquisition of the merchant portfolio of the Bank of Boulder in December 1994, NOVA made its first significant entry into the ISO marketing channel. NOVA significantly expanded its presence in this channel through the PMT Merger. NOVA's ISO partners market NOVA's products in conjunction with other products offered by the ISO, such as card readers and related equipment. Generally, ISO partnering involves engaging an ISO to market and sell NOVA's products and services on a non-exclusive basis. An ISO that desires to refer a merchant customer to NOVA will procure the merchant's application and submit it to NOVA on the merchant's behalf. Thereafter, if the application is approved, the ISO will sell or lease point of sale terminals and related hardware and software to such merchant. NOVA compensates ISO's by paying them a residual for each transaction processed by NOVA for merchants referred to NOVA by the ISO. The ISO's determination of whether to refer a particular merchant to NOVA depends on a variety of factors, including the terms of the residual offered by NOVA and the industry in which the merchant conducts its business.

     Other Marketing Efforts. In addition to bank alliances and ISO partnering, NOVA engages in other marketing efforts that management believes complement and diversify further NOVA's overall marketing strategy:

          Association Marketing. NOVA has marketing agreements with approximately 300 trade and other associations. Through its association marketing program, NOVA negotiates and enters into marketing agreements whereby associations endorse and promote to their membership the transaction processing services provided by NOVA, creating additional opportunities for NOVA to reach small to medium-sized merchants.

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

          Product Offerings. NOVA offers a suite of products and services tailored for the Retail, Hospitality, Lodging, Restaurant, Supermarket, Mail Order/Telephone Order, "Emerging" and Internet markets. NOVA merchants have a variety of products and service options all designed to streamline operations, offer customers choices, and increase operating efficiencies.

        - Point-of Sale Solutions

        - PC-Based Solutions

        - Value- Added Services

        - E-Commerce/Internet Solutions

        - Credit Card Processing

        - Debit, Checks and Other Payment Processing

        - State Subsidized Programs (EBT)

        - Corporate Purchasing Cards

        - Credit Card Processing via Phone Batch Processing

        - Connecting Multiple Locations

        - PC/Terminal Integration

        - PC Based Applications

        - Wireless Credit Card Processing

        - Detailed Transaction Reporting

     - Customer Loyalty Programs

     - Address and Card Verification

     NOVA periodically reviews its marketing efforts and distribution channels to minimize channel conflict. Although channel conflict among bank alliances, ISO partnering, direct sales and other marketing efforts may occur, to date NOVA has not experienced any significant conflict while pursuing its overall sales strategy.

ACQUISITION STRATEGY

     The transaction processing industry has undergone rapid consolidation over the last several years. The costs to convert from paper-based to electronic processing, merchant requirements for improved customer service, and the demands for additional customer applications have made it difficult for community and regional banks and ISOs to remain competitive. Many of these providers are unwilling or unable to invest the capital required to meet these demands, and increasingly are exiting the transaction processing business or otherwise seeking alliance partners to provide transaction processing for their customers. Since inception, NOVA has sought to capitalize on this trend by pursuing an active acquisition strategy and engaging in joint ventures and bank alliances.

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

     NOVA continues to evaluate potential joint ventures and alliances, purchases of merchant portfolios and purchases of ISOs. In addition, each of the First Union and the Crestar marketing relationships may create additional purchase opportunities for NOVA, as NOVA and each of First Union and Crestar have agreed that NOVA generally may, at its option and subject to agreement on price and other terms, purchase from First Union or Crestar any merchant portfolios purchased by First Union or Crestar through whole-bank or other acquisitions. For instance, in October 1998, NOVA acquired the merchant processing portfolio previously owned by CoreStates in connection with a merger transaction between First Union and CoreStates. There can be no assurances, however, (1) as to whether either of the First Union and Crestar relationships will provide future acquisition opportunities; (2) that any such acquisition opportunities can be completed on terms favorable to NOVA, if at all; or (3) as to the timing of such transactions.

RISK MANAGEMENT

     NOVA views its risk management and fraud avoidance practices as integral to its operations and overall success because of NOVA's potential liability for merchant fraud, charge-backs and other losses. Risk management and fraud avoidance occur initially at the application stage when NOVA utilizes various criteria to accept or deny merchant applications and to determine the rate structure charged. Such criteria include the applicant's credit history and the industry in which the applicant conducts its business. For higher-risk merchants, NOVA may require a guarantee or an escrow deposit or place a maximum volume limitation on transactions processed.

     NOVA's principal tool in its risk management and fraud avoidance program is "Witness," its proprietary rule-based fraud detection software program which allows NOVA to identify potentially fraudulent transactions before funds are transferred to the merchant. Witness runs against each of the day's transactions processed on the NOVA Network, resulting in a computer-generated identification of potentially fraudulent activity. Once identified, individuals analyze and review the suspect transactions to resolve potential problems. This can be accomplished before funds are transferred to the merchant in payment for such transactions. If NOVA needs more time to review a transaction or series of transactions, however, NOVA can specify that the batches containing the identified transactions be withheld from further processing to allow additional time to attempt to verify the authenticity of such transactions. Witness also allows NOVA to review certain types of transactions on a real time basis. Consequently, NOVA has the ability to intercept and review potentially fraudulent transactions and stop payment or otherwise resolve them, as appropriate, prior to the time when financial liability for such transactions has shifted to NOVA. This ability is critical to NOVA's overall program to control fraud and manage risk and is an example of NOVA's strategy of leveraging available technologies, and the NOVA Network, to its competitive advantage.

     Despite NOVA's risk management and fraud avoidance capabilities, NOVA is unable to identify all fraudulent transactions, thereby resulting in financial exposure to NOVA. Further, until NOVA converts each newly acquired merchant account to NOVA's merchant accounting vendors, NOVA is unable to apply fully its risk management and fraud avoidance practices to such merchant accounts.

     In connection with portfolio purchases, NOVA reviews any merchant portfolio that it proposes to purchase and determines whether the portfolio meets NOVA's standards and guidelines and is otherwise a suitable acquisition target. The review process includes analyzing the composition of the portfolio, applying uniform standards and underwriting guidelines developed by NOVA to the portfolio and identifying any high-risk merchants contained in the portfolio. If NOVA decides to proceed with the acquisition, NOVA will focus on the high-risk merchants identified by its review and attempt to manage the risk associated with such merchants. Typically, NOVA will seek to exclude high-risk merchants from the portfolio purchase, require the seller of the merchant portfolio to establish a reserve account or require the seller to indemnify NOVA for any liability associated with such merchants. NOVA constantly seeks to refine its due diligence procedures and practices, and management expects to continue to improve its due diligence efforts. Nevertheless, the Company can give no assurance that its due diligence process will identify all high-risk merchants or that NOVA will otherwise properly assess the risk attributes of any purchased portfolio.

MERCHANT ACCOUNTING AND CLEARING BANK RELATIONSHIPS

     NOVA relies upon third parties vendors to provide merchant accounting and clearing bank services to NOVA and its merchant customers. In each of these instances, NOVA has engaged multiple providers to safeguard against the loss of services or quality of any one of these providers.

     Merchant accounting services consist of reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis, and forwarding this data to the credit card associations for ultimate payment. These services are provided by our merchant accounting vendors. In 1999, we implemented internal systems to provide our own merchant accounting services. As of December 31, 1999, approximately 6.5% of NOVA's total volume was being serviced internally.

     Clearing Bank Arrangements. NOVA's clearing banks receive payment for merchant transactions from credit card associations (net of fees payable to the credit card associations and card issuing banks), from which the clearing banks remit payment to the merchant for the gross amount of the merchant's transactions. Once each month, NOVA collects applicable merchant discount and other fees from each merchant for transactions effected and services provided during the preceding month. NOVA, along with all other nonbank transaction processors that process VISA and MasterCard transactions, must be sponsored by a financial institution that is a principal member of the VISA and MasterCard credit card associations in order to process these bankcard transactions. Through each of Regions Bank, Bank of the West, Imperial Bank, FNBO, Zions Bank, Firstar, KeyBank and FUNB, which serve as member clearing banks for NOVA, NOVA is registered with VISA and MasterCard as a certified processor and member service provider. NOVA is registered at the highest level of designation for a merchant processor by VISA, Tier 1 Acquirer Processor, and MasterCard, Type I Third Party Processor. While NOVA's registration as a certified processor and member service provider is necessary in order for NOVA to process VISA and MasterCard transactions, management believes that the revocation of such registrations is unlikely and inconsistent to the objectives of both the credit card associations and the clearing banks because of the adverse effect such action would have on the continuity of credit card acceptance.

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

CUSTOMER SERVICE AND SUPPORT

     NOVA is dedicated to providing reliable and effective customer service and support to its merchant customers. The information access and retrieval capabilities of the NOVA Network, where real-time information is available to NOVA's customer service representatives, allow NOVA to provide a level of customer service and support to small to medium-sized merchants historically available only to much larger merchants. For example, any of NOVA's customer service representatives may access, on a real-time basis, all of the relevant information pertaining to any particular merchant that may call and ask for assistance. NOVA also has implemented an on-line, informational database that provides NOVA's customer service representatives user-friendly access to an array of additional information relative to NOVA's services, products and systems, which generally allows NOVA to more quickly and effectively resolve customer service inquiries.

     NOVA maintains a 24-hour-a-day, seven-day-a-week helpline at its operations center in Knoxville, Tennessee. NOVA measures the efficiency of its customer service through certain quantitative data such as the number of rings prior to operator pick-up, the number of abandoned calls, the number of calls per day and the number of calls per customer service representative. NOVA has developed comprehensive programs and procedures for training its approximately 315 full-time customer service representatives to assist NOVA's merchant clients in a timely and efficient manner with any problems, issues or concerns they may have. Management is dedicated to providing outstanding customer service and support and continually reviews its policies and procedures in an effort to improve these services.

PROPRIETARY RIGHTS

     NOVA has developed proprietary software for use in four principal areas:
(i) applications for POS terminals and PCs; (ii) transaction switching; (iii) the NOVA Network; and (iv) customer service and charge-backs. NOVA regards its proprietary software as protected by trade secret, copyright, trademark and patent laws. NOVA attempts to safeguard its software through the protection afforded by the above-referenced laws, employee and third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy, obtain or reverse engineer certain portions of NOVA's software or to otherwise obtain or use other information NOVA regards as proprietary. While NOVA's competitive position may be affected by its ability to protect its software and other proprietary information, management believes that the protection afforded by trade secret and copyright laws are less significant to NOVA's success than other factors such as the knowledge, ability and experience of NOVA's personnel and the continued pursuit and implementation of its operating strategies.

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

     NOVA currently licenses certain software from third parties to supplement its internal software and technology development and to shorten time-to-market software application product deliveries. For instance, NOVA licenses the software for NOVA Time. Management believes that it will be necessary to continue this practice in the future, although there can be no assurance that NOVA will be able to do so on favorable terms or at all. NOVA's servicemarks include INNRESPONSE, INNSYNCHRA MASS TRANSACT, NOVA, NOVA INFORMATION SYSTEMS, NOVA-PERKS, NOVA ACS, NOVA REMOTE ACS, NOVA CLOCK, NOVA ENCOMPASS, NOVA GRATUIT, NOVALODGE, NOVA SHADOW PAY, NOVA TIME, NOVA TRANSPORT, NOVA WEBWAY, ON-SET, PC TRANSACT_IT, POS CONTROL, TRAVERSE. Additionally, NOVA-PERKS and ON-SET are registered with the U.S. Patent and Trademark Office (the "PTO"). As a result of acquisitions, NOVA also owns the following servicemarks: SBS, SBS and Design, SUPERIOR BANKCARD SERVICE and MERCHANT MILES CLUB. Both SBS and MERCHANT MILES CLUB are registered with the PTO, while the applications for SBS and Design, and SUPERIOR BANKCARD SERVICE are pending with the PTO. NOVA is also the owner of the following domain name registrations: merchantconnect.com, merchantconnect.net, novacorp.net, novainfo.com, novainfo.net, merchanttoolbox.com and merchanttoolbox.net.

COMPETITION AND CONSOLIDATION

     The market for providing credit, charge and debit card transaction processing services to the small to medium-sized merchant segment served by NOVA is highly competitive. The level of competition has increased significantly since NOVA's inception, and this trend is expected to continue. NOVA competes in this market segment on the basis of price, the availability of related products and services, the quality of customer service and support, and transaction processing speed, quality and reliability. NOVA's principal competitors in this market segment include other smaller vertically integrated processors, community and regional banks and ISOs and, increasingly, the ten largest bankcard processors. Several of NOVA's competitors and potential competitors have greater financial, technological, marketing and personnel resources than NOVA, and there can be no assurance that NOVA will continue to be able to compete successfully with such entities. In addition, the competitive pricing pressures that would result from any increase in competition would adversely affect NOVA's margins and may have a material adverse effect on NOVA's financial condition and results of operations.

     According to industry sources, the ten largest bankcard processors accounted for approximately 68% of the total charge volume processed in 1998, the latest year for which statistics are available. The largest bankcard processor accounted for approximately 16% of the total charge volume processed in 1999.

     NOVA believes that it has reached a sufficient size whereby economies of scale allow it to offer competitive pricing. However, certain of NOVA's competitors may have lower costs which could potentially give them an advantage. As a result of its experience in payment processing, NOVA has been able to develop operating efficiencies that NOVA believes allow it to competitively bid for new business. In addition, NOVA has continually made technological improvements and is thus able to respond to the unique needs of merchants in various industries. Management believes that the quality, speed and reliability of the NOVA Network and the breadth, flexibility and user-friendliness of its software application products and services constitute a competitive advantage. NOVA intends to maintain its strategy of focusing on small to medium-sized merchants because management believes this market segment is somewhat less price sensitive than larger accounts.

     NOVA faces increasing competition from other transaction processors for available acquisition opportunities. In addition, community and regional banks, which serve as a marketing channel for NOVA's services and whose transaction processing businesses have been NOVA's primary source of acquisition opportunities, have been undergoing extensive consolidation reflective of underlying trends in the financial institution industry and unrelated to their transaction processing businesses. As a result, smaller banks that may have sought to divest themselves of their transaction processing businesses may be acquired by banks that compete with NOVA or banks that have a relationship or alliance with one or more competitors of NOVA, thus potentially depriving NOVA of distribution channels and/or acquisition opportunities.

BANKING REGULATION

     Because KeyBank and Firstar are nationally chartered banks, it was necessary to obtain written approval from the Office of the Comptroller of the Currency (the "OCC"), in its role as the regulatory body for national banks, prior to consummation of the KMS and Elan joint ventures. Moreover, certain banking laws and regulations may be implicated in the event either NOVA or the limited liability companies enter into or acquire any other entity which is engaged in a business that is substantially different from the business activities NOVA, or the limited liability companies, currently conduct. As a consequence, NOVA may be required to take certain measures, such as applying for any required regulatory consent or assisting either KeyBank, Firstar, or the limited liability companies, as the case may be, to prepare such applications. If the required consents and approvals are not received, NOVA may not engage in the new business activity.

EMPLOYEES

     As of February 25, 2000, NOVA had 1,625 full-time employees, and 55 part-time employees. Positive employee relationships are a hallmark of NOVA's business environment. NOVA's employees are not represented by a collective bargaining agreement nor has NOVA ever experienced any work stoppage.

     NOVA has completed the conversion and consolidation of the majority of all PMT operations into the NOVA operations centers in Knoxville and Atlanta. As part of this consolidation, NOVA has moved PMT's Nashville, Tennessee operations to NOVA's existing facilities in Atlanta, Georgia and Knoxville, Tennessee.

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

  We are Dependent upon VISA and MasterCard Registration and Financial Institution Sponsors in Order to Conduct Our Business

     We must be sponsored by a financial institution that is a principal member of the VISA and MasterCard credit card associations in order to process bankcard transactions. Our designation with VISA and MasterCard as a certified processor and our status as a member service provider are dependent upon the sponsorship of member clearing banks and our continuing adherence to the standards of the VISA and MasterCard credit card associations. The member financial institutions of VISA and MasterCard set these standards. Some of the member financial institutions of VISA and MasterCard provide transaction processing services in direct competition with our services. In the event we fail to comply with these standards, VISA or MasterCard could suspend or terminate our designation as a certified processor or our status as a member service provider. The termination of our member service provider registration or our status as a certified processor, or any changes in the VISA or MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for VISA or MasterCard, would have a material adverse effect on our business, financial condition and results of operations. See "Business -- Merchant Accounting and Clearing Bank Relationships."

 Increased Consolidation in the Marketplace Affects the Price and Availability of Acquisition, Joint Venture and Alliance Opportunities

     Historically, our growth has been dependent upon the purchase of additional merchant portfolios and the acquisition of operating businesses and transaction processing assets. Going forward, we face increasing competition from other transaction processors for available acquisition, joint venture and alliance opportunities. As a result, we may not be able to negotiate new acquisitions, joint ventures and alliances on terms that are as favorable as terms negotiated in past transactions. In addition, the financial industry continues to undergo extensive consolidation. As a result, community and regional banks, which have historically been a primary source of new merchant portfolios for NOVA, may instead be acquired by financial institutions that either directly compete with us or that have a relationship or alliance with one or more of our competitors. Acquisitions such as these potentially deprive us of acquisition opportunities. Consequently, we cannot be sure (1) that the historical or current level of acquisition opportunities will continue to exist; (2) that we will be able to locate and acquire merchant portfolios, operating businesses and transaction processing assets that satisfy our criteria; or (3) that such transactions will be on terms that are favorable to NOVA.

 We May Not Accurately Analyze the Risks Associated with Purchased Merchant Portfolios, Joint Ventures or Business Combinations

     When we evaluate the potential purchase of a merchant portfolio, a joint venture or a business combination, we conduct a review of the related merchant portfolio. The review process includes analyzing the composition of the merchant portfolio, applying our uniform standards and underwriting guidelines to the merchant portfolio and attempting to identify high-risk merchants included in the merchant portfolio. Even with such a review, it is not possible to properly identify and assess all of the risks associated with a merchant portfolio or otherwise identify all of the high-risk merchants. If we fail to accurately assess these risks or to identify all of the high-risk merchants in the portfolio, we may experience larger-than-expected losses from charge-backs or merchant fraud. See "Business -- Risk Management."

 Delays in Conversion of Merchant Portfolios to Our Network May Decrease Our Anticipated Cost-Savings

     Generally, merchants in a newly-acquired portfolio are not operating on the NOVA Network and may not use the same merchant accounting processors that we use. Until we convert each newly-purchased merchant to the NOVA Network and our merchant accounting processors, we do not fully realize the anticipated cost savings and synergies from the portfolio purchase, business combination or joint venture. For instance, until we convert the merchants to the NOVA Network, we have to pay third parties for processing services. Further, we have little, if any, control over the performance of the other networks and processors. Finally, we typically are not able to apply fully our risk management and fraud avoidance practices to these merchants, which increases the possibility of losses due to fraud.

 Our Acquisition Strategy Will Require Substantial Capital Resources and Additional Indebtedness

     Our acquisition strategy will require substantial capital resources and is likely to result in the need for additional indebtedness. We cannot be sure, however, that we will be able to obtain financing for future acquisitions on favorable terms.

 The Success of Our Joint Ventures Is Dependent Upon the Continued Cooperation of Our Joint Venture Partners

     The Elan joint venture and the KMS joint venture involved the formation of a limited liability company that we jointly own with Firstar and KeyBank, respectively. As a result, our continued cooperation with each of Firstar and KeyBank is important to the success of the joint ventures. We cannot give any assurance that our relationship with either Firstar or KeyBank will continue to be cooperative and, accordingly, there can be no assurance that we will realize the anticipated economic benefits from the joint ventures. In addition, we provide management and processing services to each of the joint ventures which imposes increased administrative, managerial and technological demands on our infrastructure and related systems, and there can be no assurance that we will meet successfully such material demands and requirements. See "-- Continued Consolidation in the Banking Industry May Adversely Affect Our Marketing Channels."

 Termination of Our Joint Ventures with Firstar and KeyBank Could Have an Adverse Impact on Our Financial Condition and Results of Operations

     Our joint ventures with Firstar and KeyBank were formed for a fixed time period (until August 2008 and January 2005, respectively, subject in each case to renewal provisions), but are subject to earlier termination by us or Firstar or KeyBank under a variety of circumstances. In the event of early termination, or upon termination of either joint venture upon expiration of its term, the then-current assets and merchant portfolio of the terminated joint venture are subject to "repurchase rights" by either us, or Firstar or KeyBank, depending upon the circumstances of termination. For example, each of the joint ventures imposes upon us certain standards with respect to the performance of our processing services. In the event we breach these standards and do not cure the breach, Firstar or KeyBank, as the case may be, would have the right to purchase our interest in the respective joint venture. If either Firstar or KeyBank purchases our interest in the respective joint venture, we would experience a significant decrease in the number of merchant locations that we serve and the aggregate sales volume that we process. This type of decrease could have a material adverse effect on our financial condition and results of operations. Further, when we evaluated the joint ventures and established a purchase price in connection with our investment in the joint ventures, we assumed the continuance of each of the joint ventures for a minimum term. We may not realize the anticipated economic and marketing benefits from the joint ventures in the event one or both is terminated early.

 Increasing Competition in the Transaction Processing Industry May Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations

     The credit, charge and debit card transaction processing services business is highly competitive. The level of competition has increased significantly in recent years, and we expect this trend to continue. Several of our competitors and potential competitors have greater financial, technological, marketing and personnel resources, and we are uncertain whether we will continue to be able to compete successfully with such entities. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition and results of operations.

 Continued Consolidation in the Banking Industry May Adversely Affect Our Marketing Channels

     We market our services through several different marketing channels, including through our joint ventures and alliances with banks. In the event that the trend toward consolidation in the banking industry continues, banks with which we have alliances may be acquired by banks with which we compete or that have a relationship with one or more of our competitors. This scenario could potentially result in the loss of a distribution channel.

 Increased Merchant Attrition May Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations

     We experience attrition in our merchant base in the ordinary course of business resulting from several factors, including business closures, losses to competitors and conversion-related losses. In addition, substantially all of our contracts with merchants may be terminated by us or the merchant upon prior notice of 30 days or less. Increased merchant attrition may have a material adverse effect on our financial condition and results of operations. We cannot give any assurances that we will not experience higher rates of merchant attrition in the future, particularly in connection with purchased merchant portfolios.

 We Are Dependent Upon Our Merchant Accounting Relationships with Third Parties

     We outsource certain merchant accounting services to our merchant accounting vendors. These services consist of reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis, and forwarding this data to the credit card associations for ultimate payment. If our Merchant Accounting Vendors do not continue to perform these services efficiently and effectively, our relationships with our merchant customers may be adversely affected and merchants may terminate their processing agreements. During 1999 we implemented internal systems to provide our own merchant accounting services, as of December 31, 1999, approximately 6.5% of NOVA's total volume was being serviced internally. We are continuing to develop the internal systems to provide the functionality necessary to service all of our merchant customers. However, if our Merchant Accounting Vendors terminate their agreements with us prior to achieving full functionality of our internal systems, we would have to seek alternative outsourcing arrangements to provide these merchant accounting services. We are not certain whether we could locate alternative outsourcing arrangements on terms as favorable to us as the existing contracts. Accordingly, termination of the agreement with any merchant accounting vendor could have a material adverse effect on our business, financial condition and results of operations.

  Increases in Credit Card Association Fees May Adversely Affect Our
Profitability

     VISA and MasterCard have increased their respective fees, or "interchange rates," each year. Although we historically have reflected these increases in our pricing to merchants, there can be no assurance that merchants will continue to assume the entire impact of the future increases or that transaction processing volumes and merchant attrition will not be adversely affected by the increases.

  Increases in Chargebacks May Adversely Affect Our Profitability

     When a billing dispute between a cardholder and a merchant is resolved in favor of the cardholder, the transaction is "charged back" to the merchant's account and the amount of the transaction is credited to the cardholder. Reasons for billing disputes include, among others: (1) non-receipt of merchandise or services; (2) unauthorized use of a credit card; and (3) quality of the goods sold or the services rendered by that merchant. If the merchant does not have sufficient funds in its account to cover the chargeback, and if the merchant refuses or is not able due to bankruptcy or other reasons to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder. We attempt to reduce our exposure to such losses by (1) performing periodic credit reviews of our merchant customers; and (2) adjusting the rate we charge a merchant based, in part, on the merchant's credit risk, business or industry. However, we cannot give any assurances that we will not experience significant losses from chargebacks in the future. Increases in chargebacks not paid by merchants may have a material adverse effect on our business, financial condition and results of operations. See "Business -- Risk Management."

  We Bear the Risk of Fraud Committed by Our Merchant Customers

     We bear the risk of losses caused by fraudulent credit card transactions initiated by our merchant customers. Examples of merchant fraud include inputting false sales transactions or false credits. We monitor merchant transactions against a series of standards developed to detect merchant fraud. Despite our efforts to detect merchant fraud, however, it is possible that we will experience significant amounts of merchant fraud in the future, which may have a material adverse effect on our business, financial condition and results of operations. See "Business -- Risk Management" and "Business -- Customer Base."

  We Are Dependent Upon MCI WorldCom for Telecommunications Services

     Our proprietary telecommunications network, the NOVA Network, is a critical component of our transaction processing services. MCI WorldCom provides to us long-distance and local telecommunications access and technical support for the NOVA Network. This agreement has an initial term of three years which expires July 1, 2001, although we have the right to terminate the agreement earlier in the event of quality deficiencies in MCI WorldCom's service. The agreement will automatically renew for additional one-year terms unless either party gives the other party written notice at least 30 days prior to the end of the term. If the agreement is terminated or not renewed, we would be required to utilize the long-distance and local telecommunications access of another long-distance provider, which may increase our expenses for network services and consequently have a material adverse effect on our financial condition and results of operations. See "Business -- Technology."

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

  We Must Continue to Update and Develop Technological Capabilities and New Products in Order to Compete

     The transaction processing industry, and the software application products and value-added services of the type that we offer, have been characterized by rapidly changing technology and the development of new products and services. We believe that our future success will depend, in part, on our ability to continue to improve our existing products and services and to offer our merchant customers new products and services. We cannot give any assurances that we will continue to improve existing products and services or to develop successful new products and services, nor can we be certain that our newly-developed products and services will perform satisfactorily or be widely accepted in the marketplace. See "Business -- Software Application Products and Value Added Services."

  We Experience Fluctuations in Our Quarterly Operating Results

     We have experienced, and expect to continue to experience, significant seasonality in our business, resulting in fluctuations in our quarterly operating results. We typically realize higher revenues in the third calendar quarter and lower revenues in the first calendar quarter, reflecting increased transaction volumes during the summer months and a significant decrease in transaction volume during the period immediately following the holiday season. The timing of purchases of merchant portfolios and joint ventures, and the timing and magnitude of expenses for merchant portfolio conversions, also affect our quarterly results. Fluctuations in operating results may result in volatility in the price of our common stock.

  We Need to Retain the Services of Our Executive Management Team

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

  A Significant Portion of Our Assets Consists of Intangible Assets

     A substantial portion of our assets are intangible assets related to purchased merchant portfolios or business operations. A material decline in the revenues generated from any of our purchased merchant portfolios or business operations could reduce the fair value of the portfolio or operations. Consequently, we would be required to reduce the carrying value of the related intangible asset. Additionally, changes in accounting policies or rules that affect the way in which we reflect these intangible assets in our financial statements, or the way in which we treat the assets for tax purposes, could have a material adverse effect on our financial condition.

  Agreements Limit Our Ability to Engage in Other Businesses and Impose Territorial Restrictions

     Our joint venture agreements with Firstar and KeyBank provide that, to the extent required by applicable banking laws and regulations, we must take certain measures in the event we or the joint ventures enter into or acquire any other entity which is engaged in a business that is substantially different from our current business activities. These measures may include applying for any required regulatory consent, or assisting either KeyBank, Firstar, or our joint ventures in preparing the required applications. If the bank regulatory authorities do not grant the required consents and approvals, we may not engage in the new business activity.

     In connection with our alliances with First Union and Crestar, and our joint ventures with Firstar and KeyBank, we agreed that we will not, without the prior consent of the affected entity, enter into certain marketing or, in certain instances, acquisition or purchase agreements with third parties located in specified geographic areas where, as of the date of such transactions, any of First Union, Crestar, Firstar or KeyBank maintain a significant banking presence. The effect of these territorial restrictions is to limit in certain respects our ability to directly seek or take advantage of certain business or marketing opportunities other than through a venture with our regional bank partners. The agreements generally do not prohibit us from pursuing transactions indirectly through the respective alliance or joint venture.

  Our Articles of Incorporation and Shareholder Rights Plan May Impede a Takeover of NOVA

     Some provisions of our Articles of Incorporation and Bylaws, and certain provisions of Georgia law, could have the effect of delaying, deferring or preventing an acquisition of our company. For example, our Articles of Incorporation permit the Board of Directors to issue up to 5,000,000 shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. The issuance of preferred stock could discourage bids for the outstanding shares of common stock at a premium and have a material adverse effect on the market price of the common stock.

     We have also adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, each of our shareholders (as of a certain date) received one stock purchase right ("Right") for each share of NOVA stock that they owned. If a third party acquires 10% or more of our outstanding stock, then the Rights become exercisable, and the holder of each Right is entitled to purchase additional shares of our common stock at a price that is lower than the then-current market price. In addition, if we are acquired after a third party acquired 10% or more of our outstanding stock, then each Right holder will be entitled to purchase, at the then-current price, a number of the acquiring party's shares equal in value to those obtainable if the Rights were exercisable in our stock. The Rights Plan could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us without negotiating with our board of directors.

  The Price of Our Common Stock Has Been Volatile and Could Continue to Fluctuate Substantially

     Our common stock is traded on the New York Stock Exchange. Since our initial public offering in May 1996, there has been and may continue to be significant volatility in the market for the common stock, based on a variety of factors, including the following:

     - future announcements concerning us or our competitors;

     - changes in quarterly operating results;

     - the gain or loss of significant contracts;

     - the entry of new competitors into our markets;

     - changes in management;

     - announcements of technological innovations or new products by us or our competitors; and

     - other events and circumstances, some of which are beyond our control.

  Future Sales of Our Common Stock Could Cause the Price of Our Shares to
Decline

     Sales of a substantial number of shares of our common stock in the public market could cause the price of the common stock to decline and could impair our ability to raise equity capital. As of March 20, 2000, we have outstanding approximately 69,491,465 shares of common stock. An additional 9,901,668 shares of common stock that may be issued in the future (upon exercise of options granted and to be granted under our stock option plans) have been or will be registered under the Securities Act and therefore will be freely tradeable when exercisable, subject to the volume and certain other conditions of Rule 144 promulgated under the Securities Act in the case of shares to be sold by our affiliates. Options and warrants for the purchase of approximately 8,821,399 shares of common stock were outstanding as of March 20, 2000, of which options and warrants for 2,182,395 shares were exercisable, with an additional 520,032 options to vest within sixty days of that date.

ITEM 2.  PROPERTIES

     NOVA's principal executive offices are located in Atlanta, Georgia and consist of approximately 38,000 square feet that are leased pursuant to an agreement scheduled to expire February 2002. All facilities are used primarily for administrative, sales and marketing, and operational functions. The following table describes the principal facilities being used in connection with NOVA's operations:

                                                APPROXIMATE
PROPERTIES                                     SQUARE FOOTAGE   LEASE/OWN     LOCATION
----------                                     --------------   ---------   -------------
Corporate Headquarters.......................          38,000     Lease       Atlanta, GA
Sales and Operations Center..................          91,000     Lease       Atlanta, GA
Sales and Operations Center..................          29,000     Lease      Dunwoody, GA*
Operations Center**..........................         140,000       Own     Knoxville, TN
PMT Corporate Offices***.....................         100,000     Lease     Nashville, TN
The Company also occupies other leased
  properties totaling approximately 90,000
  square feet in various locations to support
  sales and operations.

---------------

  * NOVA expects that the Dunwoody sales and operations center will be consolidated into the Atlanta, GA sales and operations center.
 ** The operations centers consist of 140,000 square feet in two primary buildings. The original 26,000 square foot facility is leased pursuant to a sublease agreement scheduled to expire September 1, 2003. NOVA expanded into its new 112,000 square foot operations center during the third quarter of 1998. During 1998, 84,000 square feet was utilized during initial occupancy, while the remaining 28,000 square feet has been renovated and scheduled for operation in February 2000.
*** The corporate offices were the headquarters of PMT prior to the PMT Merger.
    As part of the consolidation plans completed during 1999, the facility has been vacated and was totally subleased effective in November of 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of NOVA's shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of NOVA as of March 24, 2000.

     Each executive officer will serve until a successor is elected or appointed and qualified, or until his earlier resignation, removal from office or death.

     Edward Grzedzinski, 45, has served with NOVA or its predecessor since February 1991, most recently as Chairman of the Board, President and Chief Executive Officer. He co-founded NOVA's wholly-owned subsidiary and predecessor, NOVA Information Systems, as its Chief Operating Officer in 1991 and was named Chief Executive Officer in September 1995. Mr. Grzedzinski has over 13 years experience in the bankcard industry.

     Pamela A. Joseph, 41, has served with NOVA or its predecessor since July 1994, most recently as director and President and Chief Operating Officer of NOVA Information Systems. Prior to joining NOVA,

Ms. Joseph served for over two years as Director, New Market Development, for VISA and for eight years in various management positions at Wells Fargo Bank.

     Nicholas H. Logan, 39, has served with NOVA since September 1998, most recently as Senior Executive Vice President. Prior to joining NOVA, Mr. Logan served as Senior Group Vice President of Business Development for Cardservice International from 1995 to 1998. From 1994 to 1995, he held various executive level positions in sales and marketing with Harbridge Merchant Services and Card Establishment Services. Mr. Logan has over eleven years of experience in the bankcard industry.

     Cherie M. Fuzzell, 36, has served with NOVA since February 1999, most recently as Senior Vice President, Secretary and General Counsel. Prior to joining NOVA, Ms. Fuzzell served for almost four years with Magellan Health Services, most recently as Vice President, Mergers & Acquisitions.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     NOVA Corporation Common Stock is traded on the New York Stock Exchange (its principal market) under the symbol NIS.

     The following table provides the high and low sales prices of the common stock as reported for the periods indicated:

                                                       1999                  1998
                                                -------------------   -------------------
                                                  HIGH       LOW        HIGH       LOW
                                                --------   --------   --------   --------
First Quarter.................................  $33.5000   $21.0000   $33.3750   $23.0000
Second Quarter................................   28.2500    20.0000    36.3750    31.0000
Third Quarter.................................   28.2500    24.3125    37.1875    25.7500
Fourth Quarter................................   31.8125    22.8125    34.6875    24.2500

SHAREHOLDERS

     As of March 20, 2000, there were approximately 145 shareholders of record of the Company's Common Stock and 69,491,465 shares outstanding.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock. The Board of Directors' policy is to retain any available earnings for use in the operation and expansion of the Company's business. Therefore, no payment of cash dividends is likely in the foreseeable future. The Company's loan agreement restricts the payment of dividends. See Note 8 of the Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6.  SELECTED FINANCIAL DATA

     The section entitled "Selected Consolidated Financial Data" of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference and filed as part of Exhibit 13 to this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference and filed as part of Exhibit 13 to this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes in interest rates, primarily related to long-term debt obligations and notes receivable. A discussion of our accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We monitor the risks associated with interest rates and have established policies and business practices to protect against these and other exposures.

     Based on the Company's long-term debt obligations and note receivable at December 31, 1999, a 1% increase in market interest rates would increase interest expense and interest income by $695,000 and $137,000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Accompanying Notes to Consolidated Financial Statements and the section entitled "Report of Independent Auditors" of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference and filed as part of Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this report but is incorporated herein by reference to NOVA's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of NOVA, including directors who are executive officers of NOVA, is set forth under the caption "Proposal
1 -- Election of Directors" in the Proxy Statement and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of NOVA is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this Report.

     Compliance with Section 16(a) of the Exchange Act: Section 16(a) of the Exchange Act, and the regulations of the Commission thereunder require NOVA's directors, officers and any persons who own more than 10% of NOVA's common stock, as well as certain affiliates of such persons, to file reports with the Commission with respect to their ownership of NOVA's common stock. Directors, officers and persons owning more than 10% of NOVA's common stock are required by Commission regulations to furnish NOVA with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and representations that no other reports were required of those persons, NOVA believes that during fiscal 1999, all filing requirements applicable to its directors and officers were complied with in a timely manner.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report:

     1. Financial Statements

     The consolidated financial statements of NOVA and the related reports of independent auditors thereon which are required to be filed as part of this Report are included in NOVA's 1999 Annual Report to Shareholders and are incorporated by reference herein. Such information is filed as part of Exhibit 13 to this Report. These consolidated financial statements are as follows:

          Consolidated Balance Sheets at December 31, 1999 and 1998.

          Consolidated Statements of Operations for the years ended December 31, 1999, and 1998, and 1997.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, and 1998, and 1997.

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, and 1998, and 1997.

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

     3. Exhibits

     The following exhibits are incorporated by reference or filed herewith:

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   2.1    --  Agreement and Plan of Merger dated as of June 17, 1998, among the Registrant, Church Merger Corp. and PMT Services,
              Inc.(8)
   3.1    --  Articles of Incorporation of the Registrant, as amended(1), as amended by the Articles of Amendment filed June 8,
              1999(15)
   3.2    --  Amended and Restated Bylaws of the Registrant**
   4.1    --  Specimen Common Stock certificate**
   4.2    --  See Articles of Incorporation of the Registrant and Bylaws
              of the Registrant, filed as Exhibits 3.1 and 3.2,
              respectively
   4.3    --  Shareholders Agreement dated January 31, 1996, among the
              Registrant (formerly NOVA Holdings, Inc.), NOVA Information
              Systems, Inc., First Union Corporation, WorldCom, Inc.,
              Warburg, Pincus Investors, L.P. and each of the other
              Original Shareholders(1), as amended by supplements dated as of August 15, 1997, August 22, 1997 and September 8, 1997(7)
   4.4    --  Shareholder Agreement, dated June 17, 1998, between the
              Registrant and Richardson M. Roberts(8)
   4.5    --  Shareholder Agreement, dated June 17, 1998, between the
              Registrant and Gregory S. Daily(8)
   4.6    --  Registration Rights Agreement, dated as of June 17, 1998, by and among the Registrant, Richardson M. Roberts and Gregory
              S. Daily(8)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   4.7    --  Registration Rights Agreement dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), Warburg,
              Pincus Investors, L.P., WorldCom, Inc., and First Union
              Corporation(1)
   4.8    --  Rights Agreement, dated as of July 9, 1999, between the
              Registrant and First Union National Bank, as Rights
              Agent(15)
   9.1    --  Shareholders Agreement, incorporated by reference to Exhibit
              4.3(1)
   9.2    --  Shareholder Agreement, incorporated by reference to Exhibit
              4.4(8)
   9.3    --  Shareholder Agreement, incorporated by reference to Exhibit
              4.5(8)
  10.1    --  Shareholders Agreement, incorporated by reference to Exhibit
              4.3(1)
  10.2    --  Shareholder Agreement, incorporated by reference to Exhibit
              4.4(8)
  10.3    --  Shareholder Agreement, incorporated by reference to Exhibit
              4.5(8)
  10.4    --  Registration Rights Agreement, incorporated by reference to
              Exhibit 4.6(8)
  10.5    --  Registration Rights Agreement, incorporated by reference to
              Exhibit 4.7(1)
  10.6    --  PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)
  10.7    --  PMT Services, Inc. 1994 Non-Employee Director Stock Option
              Plan(9)
  10.8    --  PMT Services, Inc. 1994 Incentive Stock Plan(9)
  10.9    --  1991 Employees Stock Option and Stock Appreciation Rights
              Plan as amended(1)
  10.10   --  1996 Employees Stock Incentive Plan, as amended by the First
              Amendment(1), the Second Amendment, the Third Amendment(8),
              and the Fourth Amendment(10)
  10.11   --  1996 Directors Stock Option Plan, as amended and
              restated(10)
  10.12   --  Contribution Agreement, dated October 30, 1995, among the
              Registrant (formerly NOVA Holdings, Inc.), NOVA Information
              Systems, Inc., the then-current shareholders of NOVA
              Information Systems, Inc., First Union Corporation, the
              First Union Banks, and First Fidelity Bancorporation and its
              banking subsidiaries(1)
  10.13   --  Lease Agreement dated May 31, 1996, by and between NOVA
              Information Systems and Concourse I, Ltd.(3), as amended by the First Amendment dated February, 1999, effective April 1,
              1999(14)
  10.14   --  Sublease, dated April 1, 1991, between Inter-Banc, Inc. and
              The Baptist Health System of East Tennessee, Inc.(1)
  10.15   --  Amended and Restated Credit Agreement, dated as of November
              16, 1999, among NOVA Corporation and NOVA Information
              Systems, Inc., as Borrowers and Guarantors, certain
              subsidiaries of the Borrowers, as Guarantors, the Lenders
              identified therein, and Bank of America, N.A. as
              Administrative Agent**
  10.16   --  Service Agreement dated July 2, 1998, between NOVA
              Information Systems and WorldCom Technologies, Inc.(11)
  10.17   --  Processing Services Agreement, dated July 1, 1998, between
              NOVA Information Systems and Vital Processing Services,
              L.L.C.(11)
 *10.18   --  Marketing Agreement, dated June 30, 1994, between NOVA
              Information Systems and Kessler Financial Services, L.P.(1),
              and Addendum to Marketing Agreement dated July 24, 1997,
              effective January 1, 1997, between NOVA Information Systems and Kessler Financial Services, L.P.(6)
 *10.19   --  Agreement Regarding Merchant Processing Services and Other
              Matters, dated May 5, 1995, among NOVA Information Systems,
              First Alabama Bank and Regions Financial Corp.(1)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 *10.20   --  Agreement dated June 3, 1992, as amended December 9, 1992, and November 2, 1994, between NOVA Information Systems and
              Mellon Bank, together with the Letter Agreement dated June
              3, 1992, between NOVA Information Systems and Mellon Bank
              relating to fees, as amended December 10, 1992, and June 10,
              1997(1), both as amended by Letter Agreement June 10,
              1997(6)
  10.21   --  Depositary and Processing Agreement, dated September 30,
              1993, between NOVA Information Systems and Bank of the
              West(1)
  10.22   --  Merchant Business Purchase Agreement, dated October 18,
              1994, as amended November 30, 1994, and December 9, 1994,
              among NOVA Information Systems, Inc., the Bank of Boulder,
              Bolder Bancorporation and NOVA Newco, Inc.(1)
  10.23   --  Marketing Agreement, dated October 1, 1992, between NOVA
              Information Systems and MBNA America Bank, N.A.(1)
  10.24   --  Agreement Not to Compete, dated October 1, 1992, between
              NOVA Information Systems and MBNA America Bank, N.A.(1)
  10.25   --  Depositary and Settlement Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA
              Information Systems and FUNB(1)
  10.26   --  Marketing Support Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA
              Information Systems and the First Union Banks(1)
  10.27   --  Merchant Asset Purchase Agreement, dated May 29, 1997, between NOVA Information Systems and Crestar Bank(4)
  10.28   --  Agreement Respecting a Limited Liability Company, dated
              October 7, 1997, by and among NOVA Information Systems,
              Firstar Bank U.S.A., N.A. d/b/a Elan Financial Services and
              Firstar Bank Milwaukee, N.A.(5)
 *10.29   --  Agreement Respecting a Limited Liability Company, dated
              December 12, 1997, by and among the Registrant, NOVA
              Information Systems and Key Bank National Association(6)
 *10.30   --  Merchant Asset Purchase Agreement, dated December 30, 1997, by and between NOVA Information Systems and MBNA America
              Bank, N.A.(6)
 *10.31   --  Merchant Asset Purchase Agreement, dated October 8, 1998, among the Registrant, Core States Bank of Delaware, N.A.,
              First Union National Bank and NOVA Information Systems,
              Inc.(12)
  10.32   --  Stock Option Agreement dated June 17, 1998, between the
              Registrant (as issuer) and PMT Services, Inc.(8)
  10.33   --  Stock Option Agreement dated June 17, 1998, between PMT
              Services, Inc. (as issuer) and the Registrant(8)
  10.34   --  Employment Agreement, dated June 17, 1998, by and between
              Richardson M. Roberts and the Registrant(8)
  10.35   --  Employment Agreement, dated June 17, 1998, by and between
              Gregory S. Daily and the Registrant(8)
  10.36   --  Employment Agreement, effective February 15, 1999, between the Registrant and Rebecca L. Powell(14)
  10.37   --  Employment Agreement, effective February 15, 1999, between the Registrant and Pamela A. Joseph(14)
  10.38   --  Employment Agreement, effective February 15, 1999, between the Registrant and John Perry(14)
  10.39   --  Employment Agreement, effective June 16, 1999, between the
              Registrant and Edward Grzedzinski(15)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  10.40   --  Employment Agreement, dated October 27, 1995, effective
              January 31, 1996, between NOVA Information Systems and James
              M. Bahin(1)
  10.41   --  Severance Agreement, effective December 31, 1998, between the Registrant and Gregory S. Daily(13)
  10.42   --  Severance Agreement, effective December 31, 1998, between the Registrant and Richardson M. Roberts(13)
  10.43   --  Employment Agreement, effective February 15, 1999, between the Registrant and Nicholas H. Logan(14)
  10.44   --  Employment Agreement, effective June 8, 1999, between the
              Registrant and Philip J. Mazzilli(15)
  10.45   --  Separation Agreement, effective June 23, 1999, between the
              Registrant and James M. Bahin(15)
  10.46   --  Stock Option Agreement dated May 6, 1999 between the
              Registrant and Edward Grzedzinski(15)
  10.47   --  Rights Agreement, dated as of July 9, 1999, between the
              Registrant and First Union National Bank, as Rights Agent,
              incorporated by reference to Exhibit 4.3(15)
  10.48   --  NOVA Corporation Deferred Compensation Plan, effective
              November 10, 1999**
  10.49   --  NOVA Corporation Deferred Compensation Plan Trust Agreement,
              effective November 10, 1999**
  10.50   --  Employment Agreement, dated February 15, 1999, between the
              Registrant and Cherie M. Fuzzell**
  10.51   --  Office Lease Agreement dated as of October 21, 1999, between
              EOP-Perimeter Center, L.L.C. and NOVA Georgia Services,
              L.P.**
  13      --  1999 Annual Report to Shareholders -- Following portions only: "Selected Consolidated Financial Data;" "Management's
              Discussion and Analysis of Financial Condition and Results
              of Operations;" the Consolidated Financial Statements and
              Accompanying Notes to Consolidated Financial Statements and
              the "Report of Independent Auditors"**
  21      --  Subsidiaries of the Registrant**
  23.1    --  Consent of Ernst & Young LLP**
  23.2    --  Consent of PricewaterhouseCoopers LLP relating to the
              audited financial statements of PMT Services, Inc.**
  24      --  Powers of Attorney (included on the signature page of this
              Annual Report on Form 10-K)
  27      --  Financial Data Schedule**

---------------

  * Confidential treatment pursuant to 17 CFR ((S)(S)) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
 ** Filed herewith.
 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1788), and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-14342, and incorporated herein by reference.
 (3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on June 18, 1996, Commission File No. 1-14342, and incorporated herein by reference.
 (4) Filed as an exhibit to the Company's Current Report on Form 8-K filed June 12, 1997, Commission File No. 1-14342, and incorporated herein by reference.

 (5) Filed as an exhibit to the Company's Current Report on Form 8-K filed November 14, 1997, Commission File No. 1-14342, and incorporated herein by reference.
 (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-14342, and incorporated herein by reference.
 (7) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-45997), and incorporated herein by reference.
 (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission file No. 1-14342, and incorporated herein by reference.
 (9) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-64681), filed September 19, 1998 and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-64683), filed September 19, 1998 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-61867), and incorporated herein by reference.
(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 1-14342, and incorporated herein by reference.
(13) Filed as an exhibit to the Company's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended December 31, 1998, Commission File No. 1-14342, filed with the SEC on May 11, 1999, and incorporated herein by reference.
(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-14342, and incorporated herein by reference.
(15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 1-14342, and incorporated herein by reference.
(16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-14342, and incorporated herein by reference.

 (b) Reports on Form 8-K

     The Company did not file any Current Report(s) on Form 8-K during the quarter ended December 31, 1999.

 (c) Exhibits

     All exhibits required by Item 601 of Regulation S-K are incorporated herein by reference or are filed herewith.

(d)   Financial Statement Schedules

     The following financial statement schedules are filed herewith:

                                  SCHEDULE II

                             NOVA CORPORATION, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE
                                               AT THE     SUBSIDIARY                  CURRENT
                                              BEGINNING     FISCAL       CURRENT       YEAR      BALANCE
                                               OF THE        YEAR          YEAR       WRITE-    THE END OF
                                               PERIOD     CONVERSION   COST/EXPENSE   OFFS(1)   THE PERIOD
                                              ---------   ----------   ------------   -------   ----------
Fiscal year ending December 31, 1999:
  Reserve for Doubtful Accounts and
     Chargebacks............................   $11,683     $ 2,191       $ 7,163      $ 6,252    $14,785
  Credit and Fraud Loss Reserve.............    12,777      (2,666)       17,012        9,395     17,728
  Accrued merger and consolidation
     charges................................    45,724          --         6,663       43,574      8,813
Fiscal year ending December 31, 1998:
  Reserve for Doubtful Accounts and
     Chargebacks............................   $ 5,304     $    78       $14,688      $ 8,387    $11,683
  Credit and Fraud Loss Reserve.............     6,738         991        10,823        5,775     12,777
  Accrued merger and consolidation
     charges................................        --          --        90,720       44,996     45,724
Fiscal year ending December 31, 1997:
  Reserve for Doubtful Accounts and
     Chargebacks............................   $ 4,366     $     0       $ 3,608      $ 2,670    $ 5,304
  Credit and Fraud Loss Reserve.............     4,534           0         6,296        4,092      6,738

---------------

(1) Uses of the merger and consolidation reserve include non-cash items of $1.9 million and $18.5 million during 1999 and 1998, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, NOVA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                          By:    /s/ Edward Grzedzinski
                                            ------------------------------------
                                                     Edward Grzedzinski
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Edward Grzedzinski and Henry C. Lyon, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NOVA and in the capacities indicated on March 30, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ Edward Grzedzinski                  Director, Chairman of the Board, President and
-----------------------------------------------------    Chief Executive Officer (Principal Executive
                 Edward Grzedzinski                      Officer)

                  /s/ Henry C. Lyon                    Vice President (Principal Financial and
-----------------------------------------------------    Accounting Officer)
                    Henry C. Lyon

               /s/ Charles T. Cannada                  Director
-----------------------------------------------------
                 Charles T. Cannada

                /s/ Gregory S. Daily                   Vice Chairman of the Board
-----------------------------------------------------
                  Gregory S. Daily

                /s/ Pamela A. Joseph                   Director and Senior Executive Vice President
-----------------------------------------------------
                  Pamela A. Joseph

                 /s/ Stephen D. Kane                   Director
-----------------------------------------------------
                   Stephen D. Kane

                /s/ Dr. Henry Kressel                  Director
-----------------------------------------------------
                  Dr. Henry Kressel

              /s/ George M. Miller, II                 Director
-----------------------------------------------------
                George M. Miller, II

                 /s/ Stephen E. Wall                   Director
-----------------------------------------------------
                   Stephen E. Wall

Index of Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   2.1    --  Agreement and Plan of Merger dated as of June 17, 1998, among the Registrant, Church Merger Corp. and PMT Services,
              Inc.(8)
   3.1    --  Articles of Incorporation of the Registrant, as amended(1), as amended by the Articles of Amendment filed June 8,
              1999(15)
   3.2    --  Amended and Restated Bylaws of the Registrant**
   4.1    --  Specimen Common Stock certificate**
   4.2    --  See Articles of Incorporation of the Registrant and Bylaws
              of the Registrant, filed as Exhibits 3.1 and 3.2,
              respectively
   4.3    --  Shareholders Agreement dated January 31, 1996, among the
              Registrant (formerly NOVA Holdings, Inc.), NOVA Information
              Systems, Inc., First Union Corporation, WorldCom, Inc.,
              Warburg, Pincus Investors, L.P. and each of the other
              Original Shareholders(1), as amended by supplements dated as of August 15, 1997, August 22, 1997 and September 8, 1997(7)
   4.4    --  Shareholder Agreement, dated June 17, 1998, between the
              Registrant and Richardson M. Roberts(8)
   4.5    --  Shareholder Agreement, dated June 17, 1998, between the
              Registrant and Gregory S. Daily(8)
   4.6    --  Registration Rights Agreement, dated as of June 17, 1998, by and among the Registrant, Richardson M. Roberts and Gregory
              S. Daily(8)
   4.7    --  Registration Rights Agreement dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), Warburg,
              Pincus Investors, L.P., WorldCom, Inc., and First Union
              Corporation(1)
   4.8    --  Rights Agreement, dated as of July 9, 1999, between the
              Registrant and First Union National Bank, as Rights
              Agent(15)
   9.1    --  Shareholders Agreement, incorporated by reference to Exhibit
              4.3(1)
   9.2    --  Shareholder Agreement, incorporated by reference to Exhibit
              4.4(8)
   9.3    --  Shareholder Agreement, incorporated by reference to Exhibit
              4.5(8)
  10.1    --  Shareholders Agreement, incorporated by reference to Exhibit
              4.3(1)
  10.2    --  Shareholder Agreement, incorporated by reference to Exhibit
              4.4(8)
  10.3    --  Shareholder Agreement, incorporated by reference to Exhibit
              4.5(8)
  10.4    --  Registration Rights Agreement, incorporated by reference to
              Exhibit 4.6(8)
  10.5    --  Registration Rights Agreement, incorporated by reference to
              Exhibit 4.7(1)
  10.6    --  PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)
  10.7    --  PMT Services, Inc. 1994 Non-Employee Director Stock Option
              Plan(9)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  10.8    --  PMT Services, Inc. 1994 Incentive Stock Plan(9)
  10.9    --  1991 Employees Stock Option and Stock Appreciation Rights
              Plan as amended(1)
  10.10   --  1996 Employees Stock Incentive Plan, as amended by the First
              Amendment(1), the Second Amendment and the Third
              Amendment(8), and the Fourth Amendment(10)
  10.11   --  1996 Directors Stock Option Plan, as amended and
              restated(10)
  10.12   --  Contribution Agreement, dated October 30, 1995, among the
              Registrant (formerly NOVA Holdings, Inc.), NOVA Information
              Systems, Inc., the then-current shareholders of NOVA
              Information Systems, Inc., First Union Corporation, the
              First Union Banks, and First Fidelity Bancorporation and its
              banking subsidiaries(1)
  10.13   --  Lease Agreement dated May 31, 1996, by and between NOVA
              Information Systems and Concourse I, Ltd.(3), as amended by the First Amendment dated February, 1999, effective April 1,
              1999(14)
  10.14   --  Sublease, dated April 1, 1991, between Inter-Banc, Inc. and
              The Baptist Health System of East Tennessee, Inc.(1)
  10.15   --  Credit Agreement, dated October 27, 1997, among NOVA
              Information Systems, the Lenders named therein, First Union
              National Bank as Documentation Agent and Bank of America
              National Trust and Savings Association, as Agent(6), as
              amended by the First Amendment dated January 30, 1998, as
              amended by the Second Amendment dated June 17, 1999(15), as amended by the Third Amendment dated August 25, 1999 (16), as amended by the Fourth Amendment dated November 16, 1999**
  10.16   --  Service Agreement dated July 2, 1998, between NOVA
              Information Systems and WorldCom Technologies, Inc.(11)
  10.17   --  Processing Services Agreement, dated July 1, 1998, between
              NOVA Information Systems and Vital Processing Services,
              L.L.C.(11)
 *10.18   --  Marketing Agreement, dated June 30, 1994, between NOVA
              Information Systems and Kessler Financial Services, L.P.(1),
              and Addendum to Marketing Agreement dated July 24, 1997,
              effective January 1, 1997, between NOVA Information Systems and Kessler Financial Services, L.P.(6)
 *10.19   --  Agreement Regarding Merchant Processing Services and Other
              Matters, dated May 5, 1995, among NOVA Information Systems,
              First Alabama Bank and Regions Financial Corp.(1)
 *10.20   --  Agreement dated June 3, 1992, as amended December 9, 1992, and November 2, 1994, between NOVA Information Systems and
              Mellon Bank, together with the Letter Agreement dated June
              3, 1992, between NOVA Information Systems and Mellon Bank
              relating to fees, as amended December 10, 1992, and June 10,
              1997(1), both as amended by Letter Agreement June 10,
              1997(6)
  10.21   --  Depositary and Processing Agreement, dated September 30,
              1993, between NOVA Information Systems and Bank of the
              West(1)
  10.22   --  Merchant Business Purchase Agreement, dated October 18,
              1994, as amended November 30, 1994, and December 9, 1994,
              among NOVA Information Systems, Inc., the Bank of Boulder,
              Bolder Bancorporation and NOVA Newco, Inc.(1)
  10.23   --  Marketing Agreement, dated October 1, 1992, between NOVA
              Information Systems and MBNA America Bank, N.A.(1)
  10.24   --  Agreement Not to Compete, dated October 1, 1992, between
              NOVA Information Systems and MBNA America Bank, N.A.(1)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  10.25   --  Depositary and Settlement Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA
              Information Systems and FUNB(1)
  10.26   --  Marketing Support Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA
              Information Systems and the First Union Banks(1)
  10.27   --  Merchant Asset Purchase Agreement, dated May 29, 1997, between NOVA Information Systems and Crestar Bank(4)
  10.28   --  Agreement Respecting a Limited Liability Company, dated
              October 7, 1997, by and among NOVA Information Systems,
              Firstar Bank U.S.A., N.A. d/b/a Elan Financial Services and
              Firstar Bank Milwaukee, N.A.(5)
 *10.29   --  Agreement Respecting a Limited Liability Company, dated
              December 12, 1997, by and among the Registrant, NOVA
              Information Systems and Key Bank National Association(6)
 *10.30   --  Merchant Asset Purchase Agreement, dated December 30, 1997, by and between NOVA Information Systems and MBNA America
              Bank, N.A.(6)
 *10.31   --  Merchant Asset Purchase Agreement, dated October 8, 1998, among the Registrant, Core States Bank of Delaware, N.A.,
              First Union National Bank and NOVA Information Systems,
              Inc.(12)
  10.32   --  Stock Option Agreement dated June 17, 1998, between the
              Registrant (as issuer) and PMT Services, Inc.(8)
  10.33   --  Stock Option Agreement dated June 17, 1998, between PMT
              Services, Inc. (as issuer) and the Registrant(8)
  10.34   --  Employment Agreement, dated June 17, 1998, by and between
              Richardson M. Roberts and the Registrant(8)
  10.35   --  Employment Agreement, dated June 17, 1998, by and between
              Gregory S. Daily and the Registrant(8)
  10.36   --  Employment Agreement, effective February 15, 1999, between the Registrant and Rebecca L. Powell(14)
  10.37   --  Employment Agreement, effective February 15, 1999, between the Registrant and Pamela A. Joseph(14)
  10.38   --  Employment Agreement, effective February 15, 1999, between the Registrant and John Perry(14)
  10.39   --  Employment Agreement, effective June 16, 1999, between the
              Registrant and Edward Grzedzinski(15)
  10.40   --  Employment Agreement, dated October 27, 1995, effective
              January 31, 1996, between NOVA Information Systems and James
              M. Bahin(1)
  10.41   --  Severance Agreement, effective December 31, 1998, between the Registrant and Gregory S. Daily(13)
  10.42   --  Severance Agreement, effective December 31, 1998, between the Registrant and Richardson M. Roberts(13)
  10.43   --  Employment Agreement, effective February 15, 1999, between the Registrant and Nicholas H. Logan(14)
  10.44   --  Employment Agreement, effective June 8, 1999, between the
              Registrant and Philip J. Mazzilli(15)
  10.45   --  Separation Agreement, effective June 23, 1999, between the
              Registrant and James M. Bahin(15)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  10.46   --  Stock Option Agreement dated May 6, 1999 between the
              Registrant and Edward Grzedzinski(15)
  10.47   --  Rights Agreement, dated as of July 9, 1999, between the
              Registrant and First Union National Bank, as Rights Agent,
              incorporated by reference to Exhibit 4.3(15)
  10.48   --  NOVA Corporation Deferred Compensation Plan, effective
              November 10, 1999**
  10.49   --  NOVA Corporation Deferred Compensation Plan Trust Agreement,
              effective November 10, 1999**
  10.50   --  Employment Agreement, dated February 15, 1999, between the
              Registrant and Cherie M. Fuzzell**
  10.51   --  Office Lease Agreement dated as of October 21, 1999, between
              EOP-Perimeter Center, L.L.C. and NOVA Georgia Services, L.P.**
  13      --  1999 Annual Report to Shareholders -- Following portions only: "Selected Consolidated Financial Data;" "Management's
              Discussion and Analysis of Financial Condition and Results
              of Operations;" the Consolidated Financial Statements and
              Accompanying Notes to Consolidated Financial Statements and
              the "Report of Independent Auditors"**
  21      --  Subsidiaries of the Registrant**
  23.1    --  Consent of Ernst & Young LLP.**
  23.2    --  Consent of Pricewaterhouse Coopers, LLP. relating to the audited financial statements of PMT Services, Inc.**
  24      --  Powers of Attorney (included on the signature page of this
              Annual Report on Form 10-K)
  27      --  Financial Data Schedule (for SEC use only).**

---------------

  * Confidential treatment pursuant to 17 CFR ((S)(S)) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
 ** Filed herewith.
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1788), and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-14342, and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on June 18, 1996, Commission File No. 1-14342, and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed June 12, 1997, Commission File No. 1-14342, and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed November 14, 1997, Commission File No. 1-14342, and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-14342, and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-45997), and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission file No. 1-14342, and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-64681), filed September 19, 1998 and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-64683), filed September 19, 1998 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-61867), and incorporated herein by reference.
(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 1-14342, and incorporated herein by reference.
(13) Filed as an exhibit to the Company's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended December 31, 1998, Commission File No. 1-14342, filed with the SEC on May 11, 1999, and incorporated herein by reference.
(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-14342, and incorporated herein by reference.
(15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 1-14342, and incorporated herein by reference.
(16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-14342, and incorporated herein by reference.