Form 10-Q
period 2000-03-31
NOVA CORP \GA\
filed 2000-05-15
CIK 1009918

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                  Shares Outstanding as of May 12, 2000
-----                                  -------------------------------------
Common Stock, $.01 par value           69,581,329 shares

                                NOVA CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
           CONDENSED CONSOLIDATED BALANCE SHEETS-
                March 31, 2000 (unaudited) and December 31, 1999 ..................................3
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                Three months ended March 31, 2000 and 1999.........................................4
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-
                Three months ended March 31, 2000 and 1999  .......................................5
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................................6
ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....10

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings........................................................................13
ITEM 4.   Submission of Matters to a Vote of Security Holders......................................13
ITEM 6.   Exhibits and Reports on Form 8-K.........................................................13
Signatures ........................................................................................13

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                NOVA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000, AND DECEMBER 31, 1999
                                  In thousands

                                                                            (Unaudited)
                                                                              MARCH 31,       DECEMBER 31,
                                                                                2000              1999
                                                                            -----------       ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                    $  28,616         $  32,574
Trade receivables, less allowance for doubtful accounts of $14,314
   And $11,191 at March 31, 2000, and December 31, 1999, respectively          154,299           137,016
Current portion of net investment in finance leases                             13,237            15,611
Inventory                                                                       13,749            11,255
Deferred income taxes                                                           20,376            20,114
Other current assets                                                             8,346             8,935
                                                                             ---------         ---------
         Total current assets                                                  238,623           225,505
                                                                             ---------         ---------
Merchant and customer contracts                                                364,854           331,933
Long-term portion of investment in finance leases                               45,645            42,145
Property, equipment, and software, net                                          83,816            76,963
Excess cost of businesses acquired                                              14,314            14,033
Long-term note receivable                                                       13,547            13,618
Other non-current assets                                                        24,170            29,814
                                                                             =========         =========
                                                                             $ 784,969         $ 734,011
                                                                             =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                             $  25,610         $  21,574
Accounts payable to affiliate                                                       --               465
Accrued liabilities                                                             32,239            19,635
Credit and fraud loss reserve                                                   18,123            17,728
Accrued merger and consolidation charges                                         8,026             8,813
Long-term debt obligations due within one year                                  16,799            16,066
                                                                             ---------         ---------
         Total current liabilities                                             100,797            84,281
                                                                             ---------         ---------
Deferred income taxes                                                           12,010            11,928
Long-term debt                                                                 223,596           238,253
Minority interest in subsidiaries                                                5,648             8,680

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized
    73,711 shares outstanding at March 31, 2000, and December 31, 1999             737               737
Additional paid in capital                                                     433,485           435,345
Treasury stock, at cost, 4,115 and 5,432 shares at March 31, 2000,
    and December 31, 1999, respectively                                       (110,233)         (145,329)
Retained earnings                                                              118,929           100,116
                                                                             ---------         ---------
         Total shareholders' equity                                            442,918           390,869
                                                                             =========         =========
                                                                             $ 784,969         $ 734,011
                                                                             =========         =========


     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     In thousands, except per share amounts


                                                    For the three months ended
                                                          March 31,
                                                   ---------------------------
                                                      2000              1999
                                                   ---------         ---------
REVENUES                                           $ 370,010         $ 311,765

OPERATING EXPENSES:
Cost of service                                      279,978           238,442
Conversion costs                                       4,001             7,521
Selling, general and administrative                   29,968            27,748
Depreciation and amortization                         17,333            13,049
                                                   ---------         ---------
            Total operating expenses                 331,280           286,760
                                                   ---------         ---------

Operating income                                      38,730            25,005

OTHER INCOME (EXPENSE):
Interest income                                          515               538
Interest expense                                      (4,598)             (992)
Minority interest in income of subsidiaries           (4,546)           (2,276)
                                                   ---------         ---------
                                                      (8,629)           (2,730)
                                                   ---------         ---------

Income before provision for income taxes              30,101            22,275
Provision for income taxes                            11,288             8,257
                                                   =========         =========
NET INCOME                                         $  18,813         $  14,018
                                                   =========         =========

PER SHARE AMOUNTS:

Basic earnings per share                           $     .27         $    0.19
Diluted earnings per share                         $     .27         $    0.19

SHARES USED IN PER SHARE CALCULATIONS

Weighted averages shares - basic                      68,929            72,747
Weighted averages shares - diluted                    70,262            74,561



     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the three months
In thousands                                                                       Ended March 31,
                                                                              ------------------------
                                                                                2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                    $ 18,813         $ 14,018
Subsidiary fiscal year conversion                                                   --            2,547
Adjustments to reconcile net income to net cash

  Provided by operating activities:

     Depreciation and amortization                                              17,333           13,049
     Deferred income taxes                                                        (180)          12,442
     Minority interest                                                           4,362            2,276
     Interest on debt obligations                                                   --              895
     Changes in assets and liabilities, net of the effects of business acquisitions:

       Trade receivables                                                        (9,978)              99
       Inventory                                                                (2,072)          (2,263)
       Other assets                                                               (208)          (1,831)
       Accounts payable                                                           (328)           8,121
       Accrued liabilities                                                       7,010          (19,605)
                                                                              --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       34,752           29,748
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of merchant portfolios and customer contracts                         (19,476)         (24,989)
Amounts placed in escrow related to business purchase                            8,700           (8,700)
transactions
Purchase of property and equipment                                             (10,072)          (7,649)
Purchase of equipment for leasing                                               (7,815)          (6,976)
Amounts received on leases                                                       5,732            4,322
                                                                              --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                          (22,931)         (43,992)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term borrowings and long-term debt, net                         --           10,503
Payments on long-term debt and capital leases                                  (16,567)            (188)
Proceeds from stock options exercised                                            3,084            2,985
Distribution of minority interest                                               (2,296)          (2,931)
                                                                              --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      (15,779)          10,369
                                                                              --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,958)          (3,875)
                                                                              --------         --------
Cash and cash equivalents, beginning of period                                  32,574           51,131
                                                                              --------         --------
Cash and cash equivalents, end of period                                      $ 28,616         $ 47,256
                                                                              ========         ========

SUPPLEMENTARY INFORMATION
Income taxes paid                                                             $  1,557         $  1,189
Interest paid                                                                 $  4,583         $    647


     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of NOVA Corporation ("NOVA" or "the Company") as of the end of and for the periods indicated. These interim financial statements should be read in conjunction with NOVA's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of costs and expenses in annual cycles require certain estimations in the determination of interim results.


NOTE 2 - BUSINESS ACQUISITIONS
On February 1, 2000, NOVA acquired the assets of First Saving Bank Merchant Division, Inc. ("FSB"). The acquisition was accounted for as a purchase transaction and the net assets and results of operations are included in the condensed consolidated financial statements from the date of acquisition. Total consideration at the time of the transaction included the issuance of 1,082,969 shares of common stock valued at $27.8 million. Of the total purchase price, $27.4 million was allocated to "Merchant and customer contracts", with the remainder representing the fair value of the net assets purchased. Additional consideration of up to $4.0 million, payable in the form of NOVA common stock, may be required during fiscal 2001 and 2002 based upon future performance thresholds set forth in the purchase agreement.

                                NOVA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 3 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except per share data):

--------------------------------------------------------------------------------
                                                        For the three months
                                                           ended March 31,
                                                       ----------------------
                                                         2000           1999
                                                       -------        -------
NUMERATOR:
  Numerator for basic and diluted net income
     per share-income available to common              $18,813        $14,018
     shareholders
DENOMINATOR:
Denominator for basic net income per share-
  weighted-average shares                               68,929         72,747
  EFFECT OF DILUTED SECURITIES:
     Stock options                                       1,286          1,814

     Contingently issuable stock                            47             --
                                                       -------        -------
  DILUTIVE POTENTIAL COMMON SHARES:
Denominator for diluted net income per
     share-adjusted weighted-average shares and
     assumed conversions                                70,262         74,561
                                                       -------        -------
BASIC EARNINGS PER SHARE                               $   .27        $  0.19
                                                       =======        =======
DILUTED EARNINGS PER SHARE                             $   .27        $  0.19
                                                       =======        =======
--------------------------------------------------------------------------------


NOTE 4 - MERGER AND CONSOLIDATION EXPENSES
As a result of NOVA's merger with PMT and other mergers completed during 1998, the Company recorded a $90.7 million charge in 1998. This charge was primarily related to direct merger transaction costs, charges associated with the consolidation and closure of PMT's corporate headquarters and certain operating subsidiaries, contract termination costs related to unfavorable third party processing contracts, and the decision to exit certain of PMT's sales distribution channels. Beginning in 1998 and continuing throughout 1999, management executed substantially all parts of the plan for PMT's integration and consolidation, making refinements to the plan as additional facts and circumstances became available. During 1999, revisions to the plan resulted in the reversal of approximately $6.5 million in charges accrued in 1998 that were not needed under the revised plan and additional costs of approximately $6.7 million to recognize the costs of executing revised elements of the plan. The consolidation and integration charges recorded in 1999 exceeded the reversal of 1998 charges by approximately $180,000, with such excess charges reflected in the operating results for 1999.

                                NOVA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The following is a summary of the activity recorded relating to merger and consolidation charges:

===============================================================================================================================
                                             ----------------------------------------------------------------------------------
                                                                        BALANCE                  BALANCE               BALANCE
                                                1998        1998          AT          1999          AT        2000        AT
(in thousands)                                CHARGES     ACTIVITY     12/31/98     ACTIVITY    12/31/99    ACTIVITY   03/31/00
===============================================================================================================================

Direct transaction
  Costs                          Cash          15,515      (11,412)       4,103       (4,103)         --          --         --
Severance packages               Cash          14,050       (1,404)      12,646       (8,855)      3,791        (253)     3,538
Lease abandonment                Cash           4,658           --        4,658          364       5,022        (534)     4,488
Contract termination Charges     Cash          35,506      (13,689)      21,817      (21,817)         --          --         --
Asset write-down                 Non-cash       7,121       (7,121)          --           --          --          --         --
Costs to exit a
  distribution channel           Non-cash      11,370      (11,370)          --           --          --          --         --
Costs to exit a
  distribution channel           Cash           2,500           --        2,500       (2,500)         --          --         --
-------------------------------------------------------------------------------------------------------------------------------

                                               90,720      (44,996)      45,724      (36,911)      8,813        (787)     8,026
===============================================================================================================================

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

Direct Transaction Costs. Direct merger transaction costs primarily consisted of investment banking commissions, professional fees, and regulatory filing expenses. During 1999, approximately $241,000 of merger related professional fees were incurred in excess of amounts accrued in 1998.

Severance Packages. During 1998, management developed and began implementing plans to close PMT's corporate headquarters, as well as downsize certain of PMT's operating subsidiaries. As of December 31, 1998, the only significant employee group notified of such plans was at the corporate headquarters and certain executives. Accordingly, the costs associated with these terminations were the only severance costs included in the 1998 charge. The total number of employees terminated from this group was approximately 275, with 210 having received severance packages as of December 31, 1998. Of these employees, certain executives' severance is being paid over two years. The remaining employees in this group were terminated during the first quarter of 1999, with all severance benefits paid at that time. During 1999, management was able to settle termination related benefits associated with certain executives at amounts less than originally agreed, accounting for substantially all of the reversal in this merger charge category.

During 1999, decisions were made to close or downsize additional facilities to further streamline the operating and administrative functions. These actions resulted in the termination of approximately 183 employees, of which 179 received severance packages totaling approximately $1.4 million as of December 31, 1999. The remaining four individuals, with total severance payments of approximately $160,000, were notified of their termination during 1999, but received their severance payments in January 2000. The remaining severance accrued in the March 31, 2000 merger reserve balance relates to executives whose terminations were effective and accrued for during 1998 and whose severance will be fully paid by mid-2001.

Lease Abandonment. The Company began the process of moving PMT's operations from Nashville, Tennessee to other locations in December 1998, and completed this process in the first quarter of 1999, at which time the premises in Nashville were completely vacated. The 1998 charge included the estimated unrecoverable future lease

                                NOVA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


obligations for primarily PMT's Nashville headquarters. By December 1999 the facility was fully subleased, facilitating an accurate assessment of future unrecoverable lease obligations. Based on the updated assessment, approximately $280,000 of the original merger and consolidation charge was reversed. During 1999, plans were made to close or downsize additional facilities. These decisions resulted in additional accruals during 1999 of approximately $3.0 million covering ten locations, eight of which were closed or downsized during 1999. The remaining two facilities will be closed or downsized during mid-2000. Obligations under leases included in the reserve balance will not be fully paid out until October 2007.

Contract Termination Charges. Consistent with past practice, management developed a plan in 1998 to convert the front-end and back-end transaction processing of PMT's merchants to the NOVA Network. As a result of this plan, in 1998 the Company negotiated the termination of long-term processing contracts with third parties. The majority of these terminations were finalized and paid in 1998. During 1999, management was able to successfully terminate one of the contracts without incurring the $2.0 million penalty recognized in 1998. Based on new facts and circumstances, arising in 1999, management also determined that the economic benefits of terminating another contract did not outweigh the early termination costs. Accordingly, approximately $3.9 million of contract termination charges were reversed to appropriately reflect these events.

Asset Write-Down. Capital asset write-downs are substantially attributable to the computer software and equipment including PMT's management information and financial reporting systems. Additional assets written down include telephone systems, and office furniture and equipment that will not be redeployed for use at another NOVA facility. Charges recorded in 1998 were associated primarily with PMT's corporate office in Nashville. Additional charges of approximately $1.9 million were recognized during 1999 in connection with the revised facility consolidation plan.

Costs to Exit a Distribution Channel. In 1998 management formulated plans to exit unique distribution channels based upon the type of merchant business generated through these channels. Specifically, servicing and maintaining the type of merchant generated through these channels is not compatible with NOVA's operating philosophy and not strategically aligned with NOVA's plan of business. The charge related to exiting this distribution channel included a contract termination fee and the write down of certain related intangible assets resulting from an analysis of discounted future cash flows generated from the subject merchants. The final negotiated termination fee was approximately $434,000 less than accrued in 1998, resulting in a reversal of the excess charge during 1999.

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

                                NOVA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion as of the date of this report. NOVA refers readers to the information set forth under the caption "Item 1. Business--Certain Risks Associated with the Business of the Company", as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more complete discussion of certain risk factors contained in the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table presents, for the periods indicated, the percentage of revenues represented by certain line items in NOVA's condensed consolidated statements of operations, as well as the percentage increase/(decrease) of such items from period to period:

                    -------------------------------------------------------------------------------------
                                                                       Three Month Period
                                                                         Ended March 31,       Increase/
                                                                     ----------------------
                                                                      2000           1999      (Decrease)
                                                                     -------------------------------------
                    Revenues                                          100.0%         100.0%           0
                    Cost of service                                    75.6           76.5         (0.9)
                    Conversion costs                                    1.1            2.4         (1.3)
                    Selling, general and administrative                 8.1            9.0         (0.9)
                    Depreciation and amortization                       4.7            4.2          0.5
                    Operating expenses                                 89.5           92.1         (2.6)
                    Operating income                                   10.5            7.9          2.6
                    Interest income                                     0.1            0.2         (0.1)
                    Interest expense                                   (1.2)          (0.3)         0.9
                    Minority interest                                  (1.3)          (0.7)         0.6
                                                                     ---------------------
                    Income before provision for income taxes            8.1            7.1          1.0

                    Provision for income taxes                          3.0            2.6          0.4
                                                                     ---------------------
                    Net income                                          5.1%           4.5%         0.6
                    --------------------------------------------------------------------------------------

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

REVENUES
The Company's revenues increased 18.7% to $370.0 million for the quarter ended March 31, 2000, compared to $311.8 million for the quarter ended March 31, 1999. The principal contributors to the increase are internal growth and the incremental effect of the increased discount related to the pass through of higher interchange rates from credit card associations, which went into effect April 10, 1999.

COST OF SERVICE
Cost of service increased 17.4% to $280.0 million for the quarter ended March 31, 2000, compared to $238.4 million for the quarter ended March 31, 1999. The increase resulted from the interchange, assessment fees and other direct operating costs associated with the higher merchant sales volume processed. As a percentage of revenues, cost of service was 75.7% compared to 76.5% in the previous year reflecting increased efficiencies achieved from 1999 conversion efforts.

CONVERSION COSTS
Conversion costs decreased to $4.0 million for the quarter ended March 31, 2000, compared to $7.5 million for the quarter ended March 31, 1999. The decrease relates to the magnitude of the conversion efforts last year, particularly for the conversion of the PMT merchants.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased 8.0% to $30.0 million for the quarter ended March 31, 2000, compared to $27.7 million for the same period in 1999. The increase is attributable to expenses of business acquisitions during the first quarter of 2000 and opening a major new operations center in Atlanta, Georgia in February 2000. The Atlanta operations center enables the Company to complete the consolidation of operations from the former PMT subsidiaries, as well as absorb operating needs of more recent acquisitions. As a percentage of revenue, selling, general and administrative expenses declined to 8.1% for the quarter ended March 31, 2000, compared to 9.0% for the same period last year.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased 32.8% to $17.3 million for the quarter ended March 31, 2000, compared to $13.0 million last year. This increase is due largely to additional amortization expense associated with portfolio purchases. In addition, depreciation expense has increased associated with infrastructure expansion necessitated by the Company's growth.

OPERATING INCOME
For the foregoing reasons, operating income for the quarter ended March 31, 2000, increased $13.7 million, or 54.9%, to $38.7 million from prior year results of $25.0 million.

INTEREST INCOME AND EXPENSE
Interest income decreased approximately $23,000, or 4.3%, to $515,000, for the quarter ended March 31, 2000. Interest expense increased approximately $3.6 million for the quarter ended March 31, 2000 to $4.6 million, compared to the $992,000 in the quarter ended March 31, 1999. The principal reason for this increase is the higher average debt obligations outstanding, primarily due to the stock repurchase program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued


INCOME TAXES
Income tax expense of $11.3 million for the quarter ended March 31, 2000, increased 36.7%, or $3.0 million, compared to $8.3 million for the same period in 1999. This increase is attributable to the increase of taxable income for the first quarter of 2000. In addition, the effective tax rate increased from 37.1% last year to 37.5% in the current quarter due to an increase in non-deductible expenses.

NET INCOME
Due to the factors discussed above, net income increased 34.2% to $18.8 million, for the quarter ended March 31, 2000, compared to $14.0 million for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary uses of its capital resources include purchases of merchant portfolios, capital expenditures, equipment for leasing, and working capital.

Net cash provided by operating activities was $34.8 million for the three months ended March 31, 2000, as compared to $29.7 million for the same period in the prior year. Net income adjusted for non-cash expenses accounted for substantially all cash generated from operations.

Net cash used in investing activities was $22.9 million for the three months ended March 31, 2000, as compared to $44.0 million for the three months ended March 31, 1999. This decrease is substantially attributable to lower cash requirements for portfolio purchases, as the Company used common stock for its major purchases during the current quarter.

Net cash used for financing activities was $15.8 million during the three months ended March 31, 2000, compared to net cash generated from financing activities of $10.4 million for the same period in 1999. This comparison reflects the Company's favorable generation of cash during 2000, which was used to pay down debt, compared to increased borrowings during the previous fiscal year.

NOVA has available a credit facility of $250.0 million. At March 31, 2000, approximately $197.0 million in borrowings were outstanding under the credit facility.

The Company typically has relatively low working capital requirements because discount fees charged to merchants are collected in an average of thirty days, while normal payables are paid in an average of thirty days or longer. In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor. Because of the seasonality of NOVA's business, capital requirements may be greater in certain months than others.

At March 31, 2000, the Company had cash and cash equivalents of $28.6 million. NOVA believes its existing cash and cash equivalents, cash generated from operations, and available borrowing facilities are sufficient to fund merchant portfolio purchases and capital asset investments and to meet working capital requirements for the foreseeable future.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     10.52*  Fifth Amendment to the NOVA Corporation
             1996 Employees Stock Incentive Plan

     10.53*  NOVA Corporation 2000 Employees Stock Incentive Plan

     27*     Financial Data Schedule (for SEC use only)
* Filed herewith

(b)  Reports on Form 8-K

The Company did not file any Current Report(s) on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NOVA Corporation
                                       (Registrant)


                                       By:     /s/ Edward Grzedzinski
                                              -----------------------
                                              Edward Grzedzinski
May 15, 2000                                  Chairman, President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)


May 15, 2000                           By:    /s/ F. David Rice
                                              -----------------
                                              F. David Rice
                                              Senior Vice President
                                              (Principal Accounting Officer)