Form 10-Q
period 2000-06-30
NOVA CORP \GA\
filed 2000-08-15
CIK 1009918

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

                  For the Quarterly Period Ended June 30, 2000

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                  Shares Outstanding as of August 10, 2000
                -----                  ----------------------------------------
     Common Stock, $.01 par value                  73,710,755 shares


================================================================================

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000


                               TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets
               June 30, 2000 (unaudited) and December 31, 1999...............  3
             Condensed Consolidated Statements of Operations (unaudited)
               Three months and six months ended June 30, 2000, and 1999.....  4
             Condensed Consolidated Statements of Cash Flows (unaudited)
               Six months ended June 30, 2000, and 1999......................  5
             Notes to Condensed Consolidated Financial Statements............  6
 Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................  9

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................  20
 Item 4.  Submission of Matters to a Vote of Security Holders...............  20
 Item 6.  Exhibits and Reports on Form 8-K..................................  20
          Signatures........................................................  21

                         PART I. FINANCIAL INFORMATION

                                NOVA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                               June 30,     December 31,
                                   ASSETS                                        2000           1999
                                                                               --------      ---------
                                                                              (Unaudited)
Current Assets
Cash and cash equivalents                                                      $ 47,304      $  32,574
Trade receivables, less allowance for doubtful accounts and reserves for credit and fraud losses of $30,420 at June 30, 2000 and $28,919
   at December 31, 1999                                                         102,656        119,288
Current portion of net investment in finance leases                              11,974         15,611
Inventory                                                                         2,900         11,255
Deferred income taxes                                                            20,366         20,114
Income tax receivable                                                            20,091              -
Other current assets                                                              6,196          8,935
                                                                               --------       --------
                Total current assets                                            211,487        207,777

Merchant and customer contracts                                                 273,568        331,933
Long-term portion of investment in finance leases                                34,288         42,145
Property and equipment, net                                                      88,478         76,963
Excess cost of businesses acquired                                               21,447         14,033
Long-term note receivable                                                        13,480         13,618
Deferred income taxes                                                            17,299              -
Other non-current assets                                                          9,929         29,814
                                                                               --------      ---------
                                                                               $669,976      $ 716,283
                                                                               ========      =========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                               $ 19,063      $  22,039
Accrued liabilities                                                              36,096         19,635
Accrued merger and consolidation charges                                          7,346          8,813
Long-term debt obligations due within one year                                   23,762         16,066
                                                                               --------      ---------
                Total current liabilities                                        86,267         66,553

Deferred income taxes                                                                 -         11,928
Long-term debt                                                                  188,798        238,253
Minority interest in subsidiaries                                                11,820          8,680
Shareholders' Equity
Common stock, $.01 par value, 200,000,000 shares authorized,
   73,710,755 shares outstanding at June 30, 2000 and
   December 31, 1999                                                                737            737
Additional paid in capital                                                      432,418        435,345
Accumulated retained earnings                                                    49,649        100,116
Unearned compensation related to restricted stock                                (3,395)             -
Treasury shares, at cost, 3,592,912 shares at June 30, 2000
   and 5,432,619 shares at December 31, 1999                                    (96,318)      (145,329)
                                                                               --------      ---------
                Total shareholders' equity                                      383,091        390,869
                                                                               --------      ---------
                                                                               $669,976      $ 716,283
                                                                               ========      =========




     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                     For the three months     For the six months
                                                        ended June 30,          ended June 30,
                                                    ---------------------------------------------
                                                       2000        1999        2000        1999
                                                    ---------------------------------------------
Revenues                                            $ 405,831    $379,344    $775,841    $691,109

Operating expenses:
  Cost of service                                     365,691     291,295     645,669     529,737
  Conversion costs                                      3,722       8,131       7,723      15,652
  Selling, general and administrative                  32,008      28,410      61,976      56,158
  Depreciation and amortization                        17,292      14,660      34,625      27,709
  Asset impairment charge                              84,571           -      84,571           -
                                                    ---------    --------    --------    --------
      Total operating expenses                        503,284     342,496     834,564     629,256
                                                    ---------    --------    --------    --------
Operating income (loss)                               (97,453)     36,848     (58,723)     61,853

Other income (expense):
Interest income                                           491       1,007       1,007       1,545
Interest expense                                       (4,531)       (510)     (9,129)     (1,502)
Minority interest in income of
  consolidated subsidiaries                            (5,351)     (4,498)     (9,897)     (6,774)
                                                    ---------    --------    --------    --------
      Total other income (expenses)                    (9,391)     (4,001)    (18,019)     (6,731)
                                                    ---------    --------    --------    --------
Income (loss) before provision for income taxes      (106,844)     32,847     (76,742)     55,122
Provision (benefit) for income taxes                  (37,564)     12,323     (26,275)     20,580
                                                    ---------    --------    --------    --------
Net income (loss)                                   $ (69,280)   $ 20,524    $(50,467)   $ 34,542
                                                    =========    ========    ========    ========


Per share amounts:
Basic earnings per share..........................  $   (0.99)   $   0.28    $  (0.73)   $   0.47
Diluted earnings per share........................  $   (0.99)   $   0.28    $  (0.73)   $   0.46

Shares used in per share calculations:
Weighted average shares - basic...................     69,904      72,995      69,419      72,870
Weighted average shares - diluted.................     69,904      74,397      69,419      74,441




     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)





                                                                                                  For the six months
                                                                                                     ended June 30,
                                                                                                  -------------------
                                                                                                    2000       1999
                                                                                                  -------------------
Cash flows from operating activities:
Net income (loss)                                                                                 $(50,467)  $ 34,542
Subsidiary fiscal year conversion                                                                        -      2,547
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                   34,625     27,709
    Deferred income taxes                                                                          (29,479)    13,735
    Minority interest                                                                                3,140      2,520
    Asset impairment charge                                                                         84,571          -
    Interest on debt obligations                                                                         -      1,178
    Changes in assets and liabilities, net of the effects of  business acquisitions:
       Trade receivables                                                                            16,632    (12,950)
       Other receivables                                                                           (20,091)         -
       Inventory                                                                                     8,355     (3,656)
       Other assets                                                                                  1,988     (5,730)
       Accounts payable                                                                             (2,976)     5,367
       Accrued liabilities                                                                          14,994    (22,953)
                                                                                                  --------   --------
          Net cash provided by operating activities                                                 61,292     42,309
                                                                                                  --------   --------

Cash flows from investing activities:
  Purchase of merchant portfolios and customer contracts                                           (17,026)   (35,523)
  Amounts placed in escrow related to business purchase
    transactions                                                                                     8,700     (8,700)
  Purchase of property and equipment                                                               (20,448)   (14,161)
  Purchase of equipment for leasing                                                                (14,500)   (14,680)
  Amounts received on leases                                                                         9,921      9,015
                                                                                                  --------   --------
          Net cash used in investing activities                                                    (33,353)   (64,049)
                                                                                                  --------   --------

Cash flows from financing activities:
  Proceeds from short-term borrowings and long-term debt, net                                            -     35,785
  Proceeds from long-term borrowings on securitized revolving facility                               6,972          -
  Payments on long-term debt and capital leases, net                                               (32,718)      (329)
  Proceeds from stock options exercised                                                             12,537      6,344
  Purchase of treasury stock                                                                             -    (15,862)
                                                                                                  --------   --------
          Net cash (used in) provided by financing activities                                      (13,209)    25,938
                                                                                                  --------   --------
Net increase in cash and cash equivalents                                                           14,730      4,198
                                                                                                  --------   --------
Cash and cash equivalents, beginning of  period                                                     32,574     51,131
                                                                                                  --------   --------
Cash and cash equivalents, end of period                                                          $ 47,304   $ 55,329
                                                                                                  ========   ========

    See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments (subject to normal recurring accruals and other unusual accruals as further described in Note 3, "Asset Impairment
Charge" in the accompanying Notes to Condensed Consolidated Financial Statements) necessary to present fairly the financial position and results of operations of NOVA Corporation ("NOVA" or "the Company") as of the end of and for the periods indicated. These interim consolidated financial statements should be read in conjunction with NOVA's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

     Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of costs and expenses in annual cycles require certain estimations in the determination of interim results. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.



NOTE 2 - SIGNIFICANT BUSINESS TRANSACTIONS

     Effective April 1, 2000, EuroConex Technologies Limited ("EuroConex") was formed by NOVA and the Bank of Ireland ("BOI") to provide transaction processing for credit/debit cards and related electronic commerce processing and services primarily to retailers and financial institutions. NOVA and BOI each own a 50% interest in EuroConex, and there is equal Board of Directors participation. The operating results from the joint venture from the date of inception are presented in the accompanying consolidated financial statements under the equity method of accounting.

     NOVA's capital contribution to EuroConex consisted of a perpetual exclusive license, subject to certain exceptions, for the use of NOVA's technology platform in a defined European territory. BOI's capital contribution to EuroConex consisted of the transfer/outsourcing of its existing transaction Irish processing business and certain related assets and employees. NOVA has agreed to make available to EuroConex up to $5.0 million in the form of a either a loan or a cash equity contribution, as approved and directed by the EuroConex Board of Directors and subject to an equivalent contribution by BOI. The primary purpose of these funds is to facilitate the build-out of facilities and modifications to NOVA'S technology platforms to accommodate the Euro and multi-currency functionality necessary to service merchants located in the European market.

     On February 1, 2000, NOVA acquired the assets of First Savings Bank Merchant Division, Inc. ("FSB"). The acquisition was accounted for under the purchase method of accounting and the net assets and results of operations are included in the condensed consolidated financial statements from the date of acquisition. Total consideration at the time of the transaction was the issuance of 1,082,969 common shares valued at $27.8 million. Of the total purchase price, $27.4 million was allocated to "Merchant and customer contracts", with the remainder representing the fair value of the net assets purchased. Additional consideration of up to $4.0 million, payable in the form of NOVA common stock, may be required during fiscal 2001 and 2002 based upon future performance thresholds set forth in the purchase agreement.


NOTE 3 - ASSET IMPAIRMENT CHARGE

     The Company periodically evaluates its long-lived assets, primarily intangibles, for indications of impairment based on the operating results of the related business or merchant portfolio purchased. During the quarter ended June 30, 2000, the Company determined that it had experienced an increased attrition in the merchants it had acquired in connection with the acquisition of PMT Services, Inc. The Company assessed the impact of the increased attrition on the assets, including merchant portfolios, goodwill, and non-compete agreements. This evaluation indicated that the assets will not be fully recoverable. The impairment was recognized based on the estimated recoverability of the net carrying value as determined by the discounted cash flows over the projected remaining life of the underlying assets.

     As a result, the carrying value of the remaining assets was adjusted to reflect fair value and the related amortization period was adjusted to reflect the remaining life of the related assets. The asset impairment charge of $ 84.6 million was reflected in "Asset Impairment Charge" on the accompanying Consolidated Statement of Operations for the second quarter and six months ended June 30, 2000.

     In connection with the asset impairment charge, NOVA recorded an unusual charge of $57.9 million for establishing reserves and the write-down to reflect the merchant receivables and other related assets associated with the former PMT portfolio at their net realizable value. This charge is included as a component of "Cost of Service" on the accompanying Consolidated Statement of Operations for the second quarter and six months ended June 30, 2000.


NOTE 4 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except per share data):

                                                               For the three months        For the six months
                                                                   ended June 30,             ended June 30,
                                                                 ------------------         --------------------
                                                                   2000      1999             2000        1999
                                                                 --------   -------         --------     -------
Numerator:
       Numerator for basic and diluted net earnings per share
        available to common shareholders.......................  $(69,280)  $20,524         $(50,467)    $34,542
Denominator:
     Denominator for basic net earnings per share-
       weighted-average shares.................................    69,904    72,995           69,419      72,870
Effect of diluted securities:
     Stock options.............................................         -     1,402                -       1,571
                                                                 --------   -------         --------     -------
Dilutive potential common shares:
     Denominator for diluted net earnings per share-adjusted
     weighted-average shares and assumed conversions...........    69,904    74,397           69,419      74,441
                                                                 ========   =======         ========     =======
             Basic earnings per share..........................  $  (0.99)  $  0.28         $  (0.73)    $  0.47
                                                                 ========   =======         ========     =======
             Diluted earnings per share........................  $  (0.99)  $  0.28         $  (0.73)    $  0.46
                                                                 ========   =======         ========     =======

NOTE 5 - MERGER AND CONSOLIDATION EXPENSES

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

The following is a summary of the activity recorded relating to merger and consolidation charges (in thousands):



                                          Cash/      1998      1998        Balance       1999       Balance       2000      Balance
        Description                     Non-cash    Charge   Activity    at 12/31/98   Activity   at 12/31/99   Activity    at 6/30
        -----------                     --------   -------   --------    -----------   --------   -----------   --------    -------
Direct transaction costs...............   Cash     $15,515   $(11,412)    $  4,103   $ (4,103)     $      -    $     -       $    -
Severance packages.....................   Cash      14,050     (1,404)      12,646     (8,855)        3,791       (364)       3,427
Lease abandonment......................   Cash       4,658          -        4,658        364         5,022     (1,103)       3,919
Contract termination charges...........   Cash      35,506    (13,689)      21,817    (21,817)            -          -            -
Asset write-down....................... Non-cash     7,121     (7,121)           -          -             -          -            -
Costs to exit a distribution channel... Non-cash    11,370    (11,370)           -          -             -          -            -
Costs to exit a distribution channel...   Cash       2,500          -        2,500     (2,500)            -          -            -
                                                   -------   --------     --------   ---------     --------    -------       ------
  TOTAL                                            $90,720   $(44,996)    $ 45,724   $(36,911)     $  8,813    $(1,467)      $7,346
                                                   =======   ========     ========   =========     ========    =======       ======

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

     Severance Packages - During 1998, management developed and began implementing plans to close PMT's corporate headquarters, as well as downsize certain of PMT's operating subsidiaries. As of December 31, 1998, the only significant employee group notified of such plans was at the corporate headquarters and certain executives. Accordingly, the costs associated with these terminations were the only severance costs included in the 1998 charge. The total number of employees terminated was approximately 275, with 210 having received severance packages as of December 31, 1998. Of these employees, certain executives' severance will be paid out over two years. The remaining employees in this group were terminated during the first quarter of 1999, with all severance benefits paid at that time. During 1999, management was able to settle termination related benefits associated with certain executives at amounts less than originally agreed, accounting for substantially all of the reversal in this merger charge category.

During 1999, decisions were made to close or downsize additional facilities to further streamline the operating and administrative functions. These actions resulted in the termination of approximately 183 employees, of which 179 received severance packages totaling approximately $1.4 million as of December 31, 1999. The remaining four individuals, with total severance payments of approximately $160,000 were notified of their termination during 1999, but received their severance payment in January 2000. The remaining severance accrued in the June 30, 2000, merger reserve balance related to executives whose terminations were effective and accrued for during 1998 and whose severance will be fully paid by mid-2001.

     Lease Abandonment - The Company began the process of moving PMT's operations from Nashville, Tennessee to other locations in December 1998, and completed this process in the first quarter of 1999, at which time the premises in Nashville were completely vacated. The 1998 charge included the estimated unrecoverable future lease obligations for primarily PMT's Nashville headquarters. By December 1999 the facility was fully subleased, facilitating an accurate assessment of future unrecoverable lease obligations. Based on the assessment approximately $280,000 of the original merger and consolidation charge was reversed. During 1999, plans were made to close or downsize additional facilities. These decisions resulted in additional accruals during 1999 of approximately $3.0 million covering ten locations, eight of which were closed or downsized during 1999. The remaining two facilities will be closed or downsized during mid-2000. Obligations under leases included in the reserve balance will not be fully paid out until October 2007.

NOTE 6 - SUBSEQUENT EVENT

         In February 2000, NOVA exercised its option to acquire additional units in Econex, LLC ("Econex") that increased its equity ownership to 51% from 19.5%. During April 2000, Econex retired a member's interest through acquiring the member's interest and accounted for the transaction similar to the treasury stock method. These events had the effect of increasing NOVA's ownership percentage to approximately 72%. At the time of the transactions, Econex had a retained earnings deficit of approximately $10.0 million. Accordingly, NOVA has included in its operating results the operating losses of Econex on a consolidated basis.

     In August 2000, NOVA decided to integrate Econex into its core operations. NOVA's loans to Econex are secured by a security interest in all of the assets of Econex. Accordingly, NOVA expects that it will be able to integrate fully the assets and operations of Econex, subject to satisfaction of certain obligations to third parties incurred by Econex prior to NOVA's decision to integrate the Econex operations. A third quarter charge of approximately $13.0 million is expected as a result of the decision. The charge is comprised primarily of the write-down of assets to their net realizable value, severance, lease continuation costs and other direct costs associated with the Econex integration.

                                NOVA CORPORATION

                                  (Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS. The following table presents the percentage of revenues represented by certain line items in NOVA's condensed consolidated statements of operations, as well as the percentage increase/(decrease) of such items from period to period:

                                         Three Months Ended                Six Months Ended
                                             June 30,                          June 30,
                                        ----------------       Increase/   --------------     Increase/
                                         2000       1999       Decrease     2000     1999     Decrease
                                        -----      -----       --------    -----    -----     --------
Revenues................................100.0      100.0 %        7.0%     100.0%   100.0%       12.3%
Cost of service......................... 90.1       76.8         25.5       83.2     76.7        21.9
Conversion costs........................  0.9        2.1        (54.2)       1.0      2.3       (50.7)
Selling, general and
 administrative.........................  7.9        7.5         12.7        8.0      8.1        10.4
Depreciation and
 amortization...........................  4.3        3.9         18.0        4.5      4.0        25.0
Asset impairment charge................. 20.8        0.0        100.0       10.9      0.0       100.0
Operating expenses......................124.0       90.3         46.9      107.6     91.1        32.6
Operating income (loss).................(24.0)       9.7       (364.5)      (7.6)     8.9      (194.9)
Interest income.........................  0.1        0.3        (51.2)       0.1      0.2       (34.8)
Interest expense........................ (1.1)      (0.1)       788.4       (1.2)    (0.2)      507.8
Minority interest in
 consolidated subsidiaries.............. (1.3)      (1.2)        19.0       (1.3)    (0.9)       46.1
                                        -----      -----                   -----    -----
Income (loss) before provision
 (benefit) for income taxes.............(26.3)       8.7       (425.3)      (9.9)     8.0      (239.2)
Provision (benefit) for
 income taxes........................... (9.3)       3.3       (404.8)      (3.4)     3.0      (222.7)
                                        -----      -----                   -----    -----

Net income (loss).......................(17.1)       5.4 %     (437.6)      (6.5)     5.0      (246.1)
                                        =====      =====        =====      =====    =====       =====

The following table presents the percentage of revenues represented by certain line items in NOVA's condensed consolidated statements of operations, excluding the effect of unusual charges, as identified in the decrease in cost of service and asset impairment charge, as well as the percentage increase/(decrease) of such items from period to period:

                                                Three months ended              Six months ended
                                                     June 30,                        June 30,
                                                 -----------------    Increase/  ----------------    Increase/
                                                   2000      1999     Decrease    2000      1999     Decrease
                                                 -------   -------    --------   ------    ------    ---------
Revenues........................................  100.0%    100.0%       7.0%    100.0%    100.0%      12.3%
Cost of service.................................   75.8      76.8        5.7      75.8      76.7       11.0
Conversion costs................................    0.9       2.1      (54.2)      0.9       2.3      (50.7)
Selling, general and
 administrative.................................    7.9       7.5       12.7       8.0       8.1       10.4
Depreciation and
 amortization...................................    4.3       3.9       17.9       4.5       4.0       25.0
Operating expenses..............................   88.9      90.3        5.3      89.2      91.1       10.0
Operating income................................   11.1       9.7       22.2      10.8       8.9       35.4
Interest income.................................    0.1       0.3      (51.2)      0.1       0.2      (34.8)
Interest expense................................   (1.1)     (0.1)     788.4      (1.2)     (0.2)     507.8
Minority interest in
 consolidated subsidiaries......................   (1.3)     (1.2)      19.0      (1.3)     (0.9)      46.1
                                                  -----     -----                -----     -----
Income before provision for income taxes........    8.8       8.7        8.5       8.5       8.0       19.3
Provision for income taxes......................    3.4       3.3       10.3       3.2       3.0       20.9
                                                  -----     -----                -----     -----
Net income......................................    5.4%      5.4%       7.5%      5.3%      5.0%      18.3%
                                                  =====     =====      =====     =====     =====      =====

     GENERAL. NOVA is a provider of integrated transaction processing services, related software application products, and value-added services. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

     REVENUES.   NOVA's revenues increased 7.0% to $405.8 million for the second quarter ended June 30, 2000, compared to $379.3 million for the quarter ended June 30, 1999. The increase resulted primarily from a 5.6% increase in merchant sales volume processed. The principal contributors to the revenue increase are internal growth in merchant processing volume of approximately 18.0% from the bank and trade associations sales relationship channels for a revenue increase of 20.1%. Volume generated from merchant processing activities relative to NOVA's 1998 PMT Services, Inc. ("PMT") acquisition declined approximately 11.7% for a revenue decrease of 12.2%. The decline in the former PMT portfolio was directly related to the increased attrition of the merchant base early in the second quarter. For the six months ended June 30, 2000, revenues increased $84.7 million to $775.8 million from $691.1 million for the same period in 1999. The revenue increase primarily corresponds to a 6.9% increase in merchant sales volume processed for the six months ended June 30, 2000 compared to the same period in 1999. The pass-through of higher interchange rates from the credit card associations, effective April 10, 1999, accounted for the additional incremental increase.

     COST OF SERVICE. Cost of service expenses reported for the second quarter include an unusual charge of $57.9 million in connection with the recognition of reserves established and write-down taken for merchant receivables and other related assets associated with the former PMT merchant portfolio. Excluding this charge, costs increased 5.7% to $307.7 million for the quarter ended June 30, 2000, compared to $291.3 million for the quarter ended June 30, 1999. The increase in expenses is directly incremental to the increased processing volume. Gross operating margin, excluding the charge, increased 1.0% to 24.2% in the second quarter over last year's 23.2%. This improvement is related to the benefit of the economies of scale gained as a result of increased processing volume. Including the impact of the unusual charge, cost of service increased $74.4 million to $365.7 million for the three months ended June 30, 2000, compared to $291.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, excluding the unusual charge, cost of service increased 11.0% to $587.8 million from $529.7 million during the same period in 1999. The increase resulted from the increase in processing volume and the interchange pass through charges that are included in the six months ending June 30, 2000. Gross operating margin, excluding the unusual charge, increased to 24.2% for the six months ended June 30, 2000, compared to 23.3% for the six months ended June 30, 1999. This increase was due to the aforementioned reasons. Including the impact of the unusual charge, cost of service increased $115.9 million to $645.7 million for the six months ended June 30, 2000, compared to $587.8 million for the six months ended June 30, 1999.

   CONVERSION COSTS. Conversion costs decreased to $3.7 million for the quarter ended June 30, 2000, compared to $8.1 million for the quarter ended June 30, 1999. The decrease relates to the completion of the substantial conversion efforts of the PMT merchants and for the CoreStates merchant portfolio purchased in the fourth quarter of 1998. For the six months ended June 30, 2000, conversion costs decreased to $7.7 million, or 50.6%, from $15.7 million during the same period in 1999, as a result of the aforementioned activities.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 12.7% to $32.0 million for the quarter ended June 30, 2000, compared to $28.4 million for the same period in 1999. These increases are attributable to the business acquisitions completed in the first quarter of 2000 and the opening of a major new operations center in Atlanta, Georgia in February 2000. The Atlanta operations center enables the Company to complete the consolidation of operations from the former PMT subsidiaries, as well as absorb operating needs of the more recent acquisitions. Additionally, included in this increase are $1.5 million, or 41.6% of the year over year increase, related to the consolidation of 100% of the Econex operating results. As a percentage of revenues, selling, general and administrative expenses are flat with those from the second quarter of 1999, excluding the impact of the Econex consolidation. Selling, general and administrative expenses for the six months ended June 30, 2000 were $62.0 million, an increase of 10.4% from the $56.2 million reported from the six months ended June 30,1999. The cost increases are a result of the aforementioned items. Included in the six months results are $2.2 million of administrative expenses related to Econex. Excluding the impact of Econex, expenses as a percentage of revenues decreased to 7.7% from 8.1% in 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 17.9% to $17.3 million for the quarter ended June 30, 2000, compared to $14.7 million for the same quarter ended June 30, 1999. This is due primarily to amortization expense associated with the portfolio purchases made during 1999 and the first quarter of 2000. Additional depreciation expense increases are attributable to the increase in fixed assets held as of June 30, 2000 compared to June 30, 1999, mainly for facilities and technology infrastructures. Depreciation and amortization expense for the six months ended June 30, 2000, of $34.6 million increased 250% from the $27.7 million during the first half of 1999, for the aforementioned reasons.

     ASSET IMPAIRMENT CHARGE. During the quarter ended June 30, 2000, NOVA determined that it had experienced an increased attrition in the merchants it acquired in connection with the acquisition of PMT. This determination resulted from the completion of the PMT integration and the availability of two full quarters of complete processing history with the majority of the PMT business on the NOVA platforms. The Company assessed the impact of the increased attrition on the assets, including merchant portfolios, goodwill, and non-compete agreements. This evaluation indicated that the assets will not be fully recoverable. An asset impairment charge of $84.6 million was recognized based on the estimated recoverability of the net carrying value as determined by the discounted cash flows over the projected remaining life of the assets. The value of the assets was adjusted to reflect fair value and the amortization period was adjusted to reflect the remaining life of the related assets.

     OPERATING INCOME. For the foregoing reasons, operating income, excluding the effect of the asset impairment charge and the unusual charge for the quarter ended June 30, 2000, increased $8.2 million, or 22.2%, to $45.0 million from the second quarter of 1999 results of $36.8 million. Operating margins of 11.1% for the three months ended June 30, 2000, improved from 9.7% reported for the three months ended June 30, 1999, primarily due to the increased processing volume, economies of scale from the technology platforms and the decrease in conversion expenses. Including the unusual charges, operating income for the three months ended June 30, 2000 decreased $134.3 million to an operating loss of $97.5 million compared to operating income of $36.8 million for the three months ended June 30, 1999. Operating income, excluding the unusual charges referred to above, for the six months ended June 30, 2000, of $83.8 million increased $21.9 million, or 35.4%, from the same period in 1999. Operating margins improved to 10.8% for the six months ended June 30, 2000, compared to 8.9% from the same period in 1999. Including the unusual charges, operating income for the six months ended June 30, 2000 decreased $120.6 million to an operating loss of $58.7 million compared to operating income of $61.8 million for the six months ended June 30, 1999. EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and unusual items) increased to $57.5 million from $46.6 million for the second quarter ended June 30, 2000 and 1999, respectively. EBITDA increased for the six months ended June 30, 2000 and 1999, respectively, by $25.7 million to $108.5 million from $82.8 million.

     INTEREST INCOME. Interest income decreased approximately $.5 million, or 51.2%, to $.5 million for the three months ended June 30, 2000, compared to $1.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income declined 34.8% to $1.0 million from $1.5 million during the same period in 1999. The most significant factor contributing to the decline relates to the income earned during 1999 from the interest-bearing investment securities. NOVA utilized available cash in 2000 to fund portfolio purchases, purchases of property and equipment, and the pay down of outstanding credit facility borrowings. Accordingly, such balances were unavailable for investment purposes.

     INTEREST EXPENSE. Interest expense increased $4.0 million for the quarter ended June 30, 2000, to $4.5 million, compared to the $.5 million in the three months ended June 30, 1999. The primary component of this increase was the higher average debt obligations outstanding to support the stock repurchase program implemented in the later part of 1999 and capital expenditures. Interest expense for the six months ended June 30, 2000, increased $7.6 million to $9.1 million compared to $1.5 million for the same period in 1999 for the aforementioned reasons.

     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES. Minority interest in income of consolidated subsidiaries increased $.8 million to $5.6 million for the three months ended June 30, 2000 compared to the $4.5 million reported for the three months ended June 30, 1999. This increase reflects the addition of merchant processing volume for a portfolio acquired through Key Merchant Services, LLC. Minority interest for the six months ended June 30, 2000, increased $3.1 million to $9.9 million compared to the $6.8 million reported for the six months ended June 30, 1999. This increase was due to the inclusion of the aforementioned processing volume and the incremental inclusion of five months of processing volume from a merchant portfolio acquired through Elan Merchant Services, LLC in the six months ended June 30, 2000, compared to the six months ended June 30, 1999.

     INCOME TAXES. Due to the combined effect of the charges recorded in the second quarter, NOVA recognized a tax benefit $37.6 million. Adjusted for the tax benefit effect of the unusual charges, income tax expense of $13.6 million for the quarter ended June 30, 2000, increased 10.3%, or $1.3 million, compared to $12.3 million for the same period in 1999. The effective tax rate of 38.1% in the second quarter of 2000 increased from 37.5% for the second quarter of 1999. This increase is due to the effect of higher taxable income and the increase in non-deductible expenses, primarily associated with the intangible assets acquired in connection with the FSB transaction. For the six months ended June 30, 2000, adjusted for the tax benefit effect of the unusual charges, income tax expense of $24.9 million increased $4.3 million, or 20.9%, from the $20.6 million for the same period in 1999. The effective tax rate of 37.8% for the first half of 2000 compares to 37.3% for the first half of 1999. This increase is attributable to the aforementioned reasons.

     NET INCOME. Excluding the effect of the unusual charges discussed above, net income rose 7.5% to $22.1 million, for the quarter ended June 30, 2000, compared to $20.5 million for the quarter ended June 30, 1999. Net income increased 18.3% in the six months ended June 30, 2000 to $40.9 million from $34.5 million during the first six months of 1999. Net margins were improved period over period. Including the effect of the unusual charges, there was a net loss of $69.3 million for the quarter ended June 30, 2000, compared to net income of $20.5 million for the quarter ended June 30, 1999. Including the effect of the unusual charges, there was a net loss of $50.5 million for the six months ended June 30, 2000, compared to net income of $34.5 million for the six months ended June 30, 1999.

     EARNINGS PER SHARE. Excluding the unusual charges discussed above, diluted earnings per share for the second quarter and six months ended June 30, 2000 respectively, were $0.31 and $0.55. This represents a per share increase for the second quarter 2000 of $0.03, or 14.3%, from the $0.28 reported in the second quarter of 1999, and an increase of $0.09, or 19.6%, from the $0.46 reported in the first half of 1999. Including the effect of the unusual charges, there was a net loss per share of $0.99 for the quarter ended June 30, 2000, compared to net income per diluted share of $0.28 for the quarter ended June 30, 1999. Including the effect of the unusual charges, there was a net loss per share of $0.73 for the six months ended June 30, 2000, compared to net income per diluted share of $0.46 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES - The Company's primary uses of its capital resources include the purchase of merchant portfolios and customer contracts, investment in joint ventures, capital expenditures, debt reduction, purchase of treasury shares and working capital requirements.

NOVA produces significant cash flow from operating activities, amounting to $61.3 million for the six months ended June 30, 2000 compared to $42.3 million for the six months ended June 30, 1999. Cash flow is primarily generated from operating earnings ($40.8 million for the six months ended June 30, 2000 adjusted for the impact of the unusual charges previously described in "Cost of Service" and "Asset Impairment Charge"), and depreciation and amortization. The increase in cash flow from operating activities is primarily associated with an increase in operating earnings, after adjustment for the unusual charges discussed above, the management of working capital, and the payment of merger obligations charges in the six months ended June 30, 1999 related to the charge recognized in 1998.

Net cash used in investing activities was $33.4 million for the six months ended June 30, 2000, as compared to $64.0 million for the six months ended June 30, 1999. This decrease is substantially attributed to a lower cash requirement for the purchase of merchant portfolios and customer contracts. Capital equipment purchases increased $6.3 million to $20.5 million during the six months ended June 30, 2000, compared to the same period in 1999. The increase is related to the continued investment in technology platforms to accommodate the increases in transactions processed through the Company's platform and the build out of the new operations facility in Atlanta, Georgia.

Net cash flow used during the six months ended June 30, 2000 from financing activities was $13.2 million, compared to $25.9 million cash provided by financing activities for the same period in 1999. Proceeds from credit borrowings and stock option exercises, combined with cash from operations, were used to pay down debt of $32.7 million.

     NOVA has available a revolving credit facility of $250.0 million. At June 30, 2000, approximately $186.5 million in borrowings were outstanding under this agreement.

     In June 1999, NOVA announced that its Board of Directors had authorized the repurchase of up to $250.0 million of its common shares on the open market or through privately negotiated transactions. Nova has funded the share repurchases through operating cash flows and funds from available credit facilities. As of June 30, 2000, NOVA had repurchased approximately 6.0 million shares under this program at a cash outlay of $159.1 million. The Company continues to evaluate the opportunities available for future purchases.

     The Company typically has relatively low working capital requirements because fees charged to merchants are generally collected in an average of thirty days, while normal payables are paid in an average of thirty days or longer. In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor. Because of the seasonality of NOVA's business, capital requirements may be greater in certain months than others.

     At June 30, 2000, the Company had cash and cash equivalents of $47.3 million. NOVA believes its existing cash and cash equivalents, cash generated from operations, and available credit facilities are sufficient to fund merchant portfolio purchases, capital asset investments, share repurchases, EuroConex funding obligations, and to meet working capital requirements for the foreseeable future.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Shareholders on May 24, 2000. Two matters were voted and approved at the meeting.

Proposal 1    Election of Directors
----------    ---------------------
The results of the voting were as follows:

                                        For         Withheld
                                      ----------    ---------
Charles T. Cannada                    56,568,434    1,182,046
Gregory S. Daily                      56,701,284    1,049,196
Edward Grzedzinski                    56,597,834    1,152,646
David M. Ivey                         56,701,284    1,049,196
Pamela A. Joseph                      56,633,584    1,116,896
Stephen. D. Kane                      56,853,434      897,046
Dr. Henry Kressell                    56,853,434      897,046
Stephen E. Wall                       56,853,434      897,046

Proposal 2 Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2000.

The results of the vote were as follows:

For - 57,471,759         Against - 261,089          Abstain - 17,632

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
       No.                                  Description of Exhibit
-----------------                           -----------------------------
     *10.54                  Split-Dollar Agreement, dated April 3, 2000, among the Registrant, Edward Grzedzinski and
                             Donald E. Hall, Trustee of the Edward Grzedzinski Trust U/A dated March 7, 2000
     *10.55                  Employment Agreement, dated May 24, 2000, between the Registrant and Steve M. Scheppmann
     *10.56                  Agreement Respecting a Joint Venture, dated June 23, 2000, among the Registrant, the governor and
                             Company of the Bank of Ireland and EuroConex Technologies Limited
     *27                     Financial Data Schedule

------------------------------
         * Filed herewith

(b)  Reports on Form 8-K

The Company did not file any Current Report (s) on Form 8-K during the quarter ended June 30, 2000.

                                   FORM 10-Q
                                NOVA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOVA CORPORATION
                                     (Registrant)



        Date: August 14, 2000      By:  /s/  Stephen M. Scheppmann
                                        ------------------------------
                                        Stephen M. Scheppmann
                                        Chief Financial Officer
                                        (Principal Accounting Officer)