Form 10-Q/A
period 2000-06-30
NOVA CORP \GA\
filed 2000-08-16
CIK 1009918

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q/A
(Mark One)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                  Shares Outstanding as of August 10, 2000
                -----                  ----------------------------------------
     Common Stock, $.01 par value                  70,128,800 shares


================================================================================

                               NOVA CORPORATION

                        SUPPLEMENTAL EXPLANATORY NOTE
            AMENDMENT NO. 1 TO FORM 10-Q, as filed August 16, 2000


The Company is filing this Amendment No. 1 to Form 10-Q to adjust for an inaccuracy reported for the number of shares outstanding as of August 10, 2000, as presented on the cover page. The amount originally reported was 73,710,755. The correct number of shares outstanding at August 10, 2000 is 70,128,800.

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

The results of the vote were as follows:

For - 57,471,759         Against - 261,089          Abstain - 17,632

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
       No.                                  Description of Exhibit
-----------------                           -----------------------------
      10.54                  Split-Dollar Agreement, dated April 3, 2000, among the Registrant, Edward Grzedzinski and
                             Donald E. Hall, Trustee of the Edward Grzedzinski Trust U/A dated March 7, 2000 (1)
      10.55                  Employment Agreement, dated May 24, 2000, between the Registrant and Steve M. Scheppmann (1)
      10.56                  Agreement Respecting a Joint Venture, dated June 23, 2000, among the Registrant, the governor and
                             Company of the Bank of Ireland and EuroConex Technologies Limited (1)
      27                     Financial Data Schedule (1)

------------------------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 1-14342, and incorporated by reference herein.

(b)  Reports on Form 8-K

The Company did not file any Current Report (s) on Form 8-K during the quarter ended June 30, 2000.

                         FORM 10-Q/A - Amendment No. 1
                                NOVA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOVA CORPORATION
                                     (Registrant)



        Date: August 16, 2000      By:  /s/  Stephen M. Scheppmann
                                        ------------------------------
                                        Stephen M. Scheppmann
                                        Chief Financial Officer
                                        (Principal Accounting Officer)