Form 10-Q
period 2000-09-30
NOVA CORP \GA\
filed 2000-11-14
CIK 1009918

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         Commission file number 1-14342

                               ------------------

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

                               ------------------
                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                               ------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                       Shares Outstanding as of November 10, 2000
          -----                       ------------------------------------------
Common Stock, $.01 par value                           65,313,607 shares


================================================================================

                                NOVA CORPORATION

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000



                               TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
PART I - FINANCIAL INFORMATION
    Item 1.  Financial Statements
               Condensed Consolidated Balance Sheets
                    September 30, 2000 (unaudited) and December 31, 1999.................................     3
               Condensed Consolidated Statements of Operations (unaudited)
                    Three months and nine months ended September 30, 2000 and 1999.......................     4
               Condensed Consolidated Statements of Cash Flows (unaudited)
                    Nine months ended September 30, 2000 and 1999........................................     5
               Notes to Condensed Consolidated Financial Statements (unaudited)..........................     6
   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......    11

PART II - OTHER INFORMATION
   Item 1.   Legal Proceedings...........................................................................    17
   Item 4.   Submission of Matters to a Vote of Security Holders.........................................    17
   Item 6.   Exhibits and Reports on Form 8-K............................................................    17
             Signatures..................................................................................    18

                        PART I - FINANCIAL INFORMATION

                                NOVA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                         September 30,   December 31,
                      ASSETS                                 2000           1999
                                                         -------------   ------------
                                                          (Unaudited)
Current Assets
Cash and cash equivalents                                  $  36,162      $ 32,574
Trade receivables, less allowances of $24,455
 at September 30, 2000 and $28,919 at December 31, 1999      115,756       119,288
Current portion of investment in finance leases                9,661        15,611
Inventory                                                      1,958        11,255
Deferred income taxes                                         25,149        20,114
Income tax receivable                                         26,834             -
Other current assets                                           8,111         8,935
                                                           ---------     ---------
                   Total current assets                      223,631       207,777

Merchant and customer contracts                              270,336       331,933
Long-term portion of investment in finance leases             24,729        42,145
Property and equipment, net                                   86,117        76,963
Excess cost of businesses acquired                            13,754        14,033
Long-term note receivable                                     13,445        13,618
Deferred income taxes                                         17,159             -
Other non-current assets                                      11,169        29,814
                                                           ---------     ---------
                                                           $ 660,340     $ 716,283
                                                           =========     =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                           $  19,242     $  22,039
Accrued liabilities                                           52,947        19,635
Accrued merger and consolidation charges                       5,909         8,813
Long-term debt obligations due within one year                 9,393        16,066
                                                           ---------     ---------
                   Total current liabilities                  87,491        66,553

Deferred income taxes                                              -        11,928
Long-term debt                                               238,643       238,253
Minority interest in subsidiaries                              8,486         8,680

Shareholders' Equity
Common stock, $.01 par value, 200,000,000 shares
 authorized, 73,710,755 shares issued at September 30,
 2000 and December 31, 1999                                      737           737
Additional paid in capital                                   431,759       435,345
Retained earnings                                             63,573       100,116
Unearned compensation related to restricted stock             (3,112)            -
Treasury shares, at cost, 8,397,148 shares at
 September 30, 2000, and 5,432,619 shares at
 December 30, 1999                                          (167,237)     (145,329)
                                                           ---------     ---------

                   Total shareholders' equity                325,720       390,869
                                                           ---------     ---------
                                                           $ 660,340     $ 716,283
                                                           =========     =========

     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                       For the three months          For the nine months
                                                        ended September 30,          ended September 30,
                                                       ---------------------     -------------------------
                                                         2000         1999          2000           1999
                                                       --------     --------     ----------     ----------
Revenues                                               $407,024     $387,471     $1,182,866     $1,078,580

Operating expenses:
    Cost of service                                     310,879      294,764        956,549        824,501
    Conversion costs                                      3,253        6,419         10,976         22,071
    Selling, general and administrative                  30,726       26,939         90,192         83,097
    Depreciation and amortization                        15,718       14,362         51,316         42,071
    Asset impairment charge                                   -            -         84,571              -
                                                       --------     --------     ----------     ----------
           Total operating expenses                     360,576      342,484      1,193,604        971,740
                                                       --------     --------     ----------     ----------
Operating income (loss) from continuing operations       46,448       44,987        (10,738)       106,840
Other income (expense):
Interest income                                             765          850          1,773          2,395
Interest expense                                         (4,642)      (2,346)       (13,506)        (3,848)
Minority interest in income of
    consolidated subsidiaries                            (4,999)      (5,445)       (14,116)       (12,219)
                                                       --------     --------     ----------     ----------
           Total other income (expense)                  (8,876)      (6,941)       (25,849)       (13,672)
                                                       --------     --------     ----------     ----------
Income (loss) from continuing operations before
 income taxes                                            37,572       38,046        (36,587)        93,168
Provision (benefit) for income taxes                     14,258       14,248        (11,000)        34,828
                                                       --------     --------     ----------     ----------
Income (loss) from continuing operations                 23,314       23,798        (25,587)        58,340
Loss from discontinued Econex operations, net
 of tax                                                    (505)           -         (1,998)             -
Loss on disposal of discontinued Econex
 operations, net of tax                                  (8,958)           -         (8,958)             -
                                                       --------     --------     ----------     ----------
Net income (loss)                                      $ 13,851     $ 23,798     $  (36,543)    $   58,340
                                                       ========     ========     ==========     ==========

Basic earnings per share:
    Income (loss) from continuing operations           $   0.34     $   0.34     $    (0.37)    $     0.81
    Loss from discontinued operations                  $  (0.14)    $      -     $    (0.16)    $        -
                                                       --------     --------     ----------     ----------
    Net income (loss)                                  $   0.20     $   0.34     $    (0.53)    $     0.81
                                                       ========     ========     ==========     ==========

Diluted earnings per share:
    Income (loss) from continuing operations           $   0.34     $   0.33     $    (0.37)    $     0.79
    Loss from discontinued operations                  $  (0.14)    $      -     $    (0.16)    $        -
                                                       --------     --------     ----------     ----------
    Net income (loss)                                  $   0.20     $   0.33     $    (0.53)    $     0.79
                                                       ========     ========     ==========     ==========

Shares used in per share calculations:
Weighted average shares - basic                          68,102       70,744         69,215         72,151
Weighted average shares - diluted                        68,619       72,002         69,215         73,667


     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                                                   For the nine months
                                                                                    ended September 30,
                                                                                 ------------------------
                                                                                   2000            1999
                                                                                 ---------      ---------
Cash flows from operating activities:
Net income (loss)                                                               $ (36,543)      $  58,340
Subsidiary fiscal year conversion                                                       -           2,547
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Loss on discontinued operations of Econex, net of tax                         8,958               -
      Depreciation and amortization                                                51,316          42,071
      Deferred income taxes and income taxes receivable                           (60,956)         22,941
      Minority interest                                                            14,116          12,219
      Amortization of restricted shares                                               283               -
      Asset impairment charge                                                      84,571               -
      Changes in assets and liabilities, net of the effects of
        business acquisitions:
          Trade receivables                                                         3,532         (23,017)
          Inventory                                                                 9,297          (3,698)
          Other assets                                                              2,006          (7,553)
          Accounts payable                                                         (2,797)           (138)
          Accrued liabilities                                                      29,470         (22,167)
                                                                                 --------       ---------
            Net cash provided by operating activities                             103,253          81,545
                                                                                 --------       ---------
Cash flows from investing activities:
      Purchase of merchant portfolios and customer contracts                      (27,483)        (43,944)
      Amounts released from (placed in) escrow related to business
        purchase transactions                                                       8,700          (8,700)
      Purchase of property and equipment                                          (24,905)        (19,403)
      Purchase of equipment for leasing                                           (20,386)        (24,104)
      Amounts received on leases                                                   14,089          14,114
                                                                                 --------       ---------
            Net cash used in investing activities                                 (49,985)        (82,037)
                                                                                 --------       ---------

Cash flows from financing activities:
      Proceeds from short-term borrowings and long-term debt, net                  37,987         145,549
      Payments on long-term debt and capital leases                               (13,495)           (971)
      Proceeds from stock options exercised                                        12,354           4,455
      Distribution of interest to minority partners                               (14,310)         (9,101)
      Purchase of treasury stock                                                  (72,216)       (146,466)
                                                                               ----------     -----------
           Net cash used in financing activities                                  (49,680)         (6,534)
                                                                               ----------     -----------
Net increase (decrease) in cash and cash equivalents                                3,588          (7,026)
                                                                               ----------     -----------
Cash and cash equivalents, beginning of  period                                    32,574          51,131
                                                                               ----------     -----------
Cash and cash equivalents, end of period                                       $   36,162     $    44,105
                                                                               ==========     ===========

     See accompanying notes to condensed consolidated financial statements.

                                NOVA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations of NOVA Corporation ("NOVA" or "the Company") as of the end of and for the periods indicated. These interim condensed consolidated financial statements should be read in conjunction with NOVA's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

     Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of costs and expenses in annual cycles require certain estimates in the determination of interim results. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE 2 - DISCONTINUED OPERATIONS

     During August 2000, NOVA decided to fully divest and discontinue operations for Econex, LLC ("Econex"). This decision was based upon a detailed review of the historical operating performance of Econex from inception and the projection of future operating results and cash resource requirements. Econex was engaged in the business of providing virtual store building and web site hosting to businesses that desire to conduct commerce electronically via the Internet. Econex derived all of its revenues and related costs from the aforementioned services. During the later half of the third quarter, NOVA decided to effect the divestiture through a liquidation of Econex. The liquidation of Econex is expected to be completed by December 31, 2000.

     During February 2000, the Company exercised its option to acquire additional units in Econex, that increased its equity ownership to more than 51% from the initial 19.5%. During April 2000, Econex retired a member's interest and accounted for the transaction similar to the treasury stock method. These events had the effect of increasing NOVA's ownership percentage to approximately 72%. At the time of the transactions, Econex had a retained earnings deficit of approximately $10.5 million.

     The results of Econex have been reported separately as loss on discontinued operations in the condensed consolidated statements of operations. The loss from operations of Econex from the date NOVA decided to liquidate Econex to September 30, 2000 was approximately $0.1 million. Prior year condensed consolidated financial statements have not been restated since NOVA's investment in Econex was treated under the cost method of accounting. As of September 30, 2000, the remaining assets consisted of trade receivables, trade payables, property and equipment and accruals for future costs associated with the liquidation of Econex.

     During the three months and nine months ended September 30, 2000, NOVA recognized after tax losses of $9.4 million and $11.0 million respectively, in connection with the discontinued operations of Econex.

                                NOVA CORPORATION

                                  (Unaudited)


NOTE 3 - SIGNIFICANT BUSINESS ACQUISITIONS

     Effective April 1, 2000, EuroConex Technologies Limited ("EuroConex") was formed by NOVA and The Governor and Company of the Bank of Ireland ("BOI") to provide transaction processing for credit/debit cards and related electronic commerce processing and services primarily to retailers and financial institutions in a defined European territory. NOVA and BOI each own a 50% interest in EuroConex, and there is equal Board of Directors representation. The operating results of the joint venture from the date of inception are presented in the accompanying condensed consolidated financial statements under the equity method of accounting. NOVA's capital contribution to EuroConex consisted of a perpetual exclusive license, subject to certain exceptions, for the use of NOVA's technology platform in a defined European territory. BOI's capital contribution to EuroConex consisted of the transfer/outsourcing of its existing transaction processing business, certain related assets and employees. NOVA has agreed to make available to EuroConex up to $5.0 million in the form of either a loan or a cash equity contribution, as approved and directed by the EuroConex Board of Directors and subject to an equivalent contribution by BOI. The primary purpose of these funds is to facilitate the build-out of facilities and modifications to NOVA's technology platforms to accommodate the Euro and multi-currency functionality necessary to service merchants located in the European market.

     On February 1, 2000, NOVA acquired the assets of First Savings Bank Merchant Division, Inc. ("FSB"). The acquisition was accounted for under the purchase method of accounting and the net assets and results of operations are included in the condensed consolidated financial statements from the date of acquisition. Total consideration at the time of the transaction was the issuance of 1,082,969 common shares valued at $27.8 million. Of the total purchase price, $27.4 million was allocated to "Merchant and customer contracts", with the remainder representing the fair value of the net assets purchased. Additional consideration of up to an aggregate $4.0 million may be required during 2001 and 2002 based upon future performance thresholds set forth in the purchase agreement.

NOTE 4 - ASSET IMPAIRMENT CHARGE

     The Company periodically evaluates its long-lived assets, primarily intangibles, for indications of impairment based on the operating results of the related business or merchant portfolio purchased. During the quarter ended June 30, 2000, the Company determined that it had experienced increased attrition in the merchants it had acquired in connection with the acquisition of PMT Services, Inc. ("PMT"). The Company assessed the impact of the increased attrition on the assets, including merchant portfolios, goodwill, and non-compete agreements. This evaluation indicated that the assets will not be fully recoverable. The impairment was recognized based on the estimated recoverability of the net carrying value as determined by the discounted cash flows over the projected remaining life of the underlying assets.

     As a result, the carrying value of the remaining PMT assets was adjusted to reflect the fair value as well as the estimated remaining life of the related assets. The asset impairment charge of $84.6 million was reflected in "Asset Impairment Charge" in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2000.

     In connection with the asset impairment charge, the Company recorded an unusual charge of $57.9 million for establishing reserves and write-downs to reflect the merchant receivables and other related assets and liabilities associated with the former PMT portfolios, at their net realizable value. This charge was included as a component of "Cost of Service" in the accompanying consolidated statements of operations for the nine months ended September 30, 2000.

                                NOVA CORPORATION

                                  (Unaudited)


NOTE 5 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except per share data):

                                                                     For the three months             For the nine months
                                                                      ended September 30,             ended September 30,
                                                                     ----------------------          ----------------------
                                                                      2000           1999              2000          1999
                                                                     -------        -------          --------       -------
   BASIC:
      Income (loss) from continuing operations                       $23,314        $23,798          $(25,587)      $58,340
      Loss from discontinued operations                               (9,463)             -           (10,956)            -
                                                                     -------        -------          --------       -------
      Net income (loss) applicable to common shareholders            $13,851        $23,798          $(36,543)      $58,340
                                                                     =======        =======          ========       =======
      Weighted average shares outstanding                             68,102         70,744            69,215        72,151

      Basic earnings (loss) per share:
      Income (loss) from continuing operations                       $  0.34        $  0.34          $  (0.37)      $  0.81
      Loss from discontinued operations                                (0.14)             -             (0.16)            -
                                                                     -------        -------          --------       -------
      Earnings per share                                             $  0.20        $  0.34          $  (0.53)      $  0.81
                                                                     =======        =======          ========       =======


   DILUTED:
      Income (loss) from continuing operations                       $23,314        $23,798          $(25,587)      $58,340
      Loss from discontinued operations                               (9,463)             -           (10,956)            -
                                                                     -------        -------          --------       -------
      Net income (loss) applicable to common shareholders            $13,851        $23,798          $(36,543)      $58,340
                                                                     =======        =======          ========       =======

      Weighted average shares outstanding                             68,102         70,744            69,215        72,151
      Effect of dilutive securities:  Stock options                      517          1,258                 -         1,516
                                                                     -------        -------          --------       -------
      Diluted weighted average shares outstanding                     68,619         72,002            69,215        73,667
                                                                     =======        =======          ========       =======

      Diluted earnings (loss) per share:
      Income (loss) from continuing operations                       $  0.34        $  0.33          $  (0.37)      $  0.79
      Loss from discontinued operations                                (0.14)             -             (0.16)            -
                                                                     -------        -------          --------       -------
      Earnings per share                                             $  0.20        $  0.33          $  (0.53)      $  0.79
                                                                     =======        =======          ========       =======


NOTE 6 - MERGER AND CONSOLIDATION EXPENSES

     As a result of NOVA's merger with PMT and other mergers completed during 1998, the Company recorded a $90.7 million charge in 1998. This charge was related primarily to direct merger transaction costs, charges associated with the consolidation and closure of PMT's corporate headquarters and certain operating subsidiaries, contract termination costs related to unfavorable third-party processing contracts, and the decision to exit certain of PMT's sales distribution channels. Beginning in 1998 and continuing throughout 1999, management executed substantially all parts of the plan for PMT's integration and consolidation, making refinements to the plan as additional facts and circumstances became available. During 1999, revisions to the plan resulted in the reversal of approximately $6.5 million in charges accrued in 1998 that were not needed under the revised plan and additional costs of approximately $6.7 million were recognized for executing revised elements of the plan.

                                NOVA CORPORATION

                                  (Unaudited)

     The following is a summary of the activity recorded relating to merger and consolidation charges (in thousands):

                                  Cash/       1998       1998        Balance       1999         Balance       2000       Balance
Description                      Non-cash    Charge    Activity    at 12/31/98   Activity     at 12/31/99   Activity   at 9/30/00
----------------------------     --------    -------   ---------   -----------   --------     -----------   --------   ----------
Direct transaction costs           Cash      $15,515    $(11,412)     $ 4,103    $ (4,103)       $    -     $     -       $    -
Severance packages                 Cash       14,050      (1,404)      12,646      (8,855)        3,791        (957)       2,834
Lease abandonment                  Cash        4,658           -        4,658         364         5,022      (1,947)       3,075
Contract termination charges       Cash       35,506     (13,689)      21,817     (21,817)            -           -            -
Asset write-down                 Non-cash      7,121      (7,121)           -           -             -           -            -
Costs to exit a distribution
   channel                       Non-cash     11,370     (11,370)           -           -             -           -            -
Costs to exit a distribution
   channel                         Cash        2,500           -        2,500      (2,500)            -                        -
                                             -------    --------      -------    --------        ------     -------       ------
     TOTAL                                   $90,720    $(44,996)     $45,724    $(36,911)       $8,813     $(2,904)      $5,909
                                             =======    ========      =======    ========        ======     =======       ======

     The primary costs associated with the consolidation and closure of facilities included employee and executive severance, estimated unrecoverable future lease obligations on vacated facilities, and the write-down of capital assets to their net realizable value. The consolidation and closure actions were a result of the elimination of overlapping functions, primarily customer service, accounting, and administrative areas.

     During 1998, management developed and began implementing plans to close PMT's corporate headquarters, as well as downsize certain of PMT's operating subsidiaries. As of December 31, 1998, the only significant employee group notified of such plans was corporate headquarters employees and certain executives. Accordingly, the costs associated with these terminations were the only severance costs included in the 1998 charge. The total number of employees terminated was approximately 275, with 210 having received severance packages as of December 31, 1998. Of these employees, certain executives' severance will be paid out over two years. The remaining employees in this group were terminated during the first quarter of 1999, with all severance benefits paid at that time. During 1999, management was able to settle termination related benefits associated with certain executives at amounts less than originally agreed, accounting for substantially all of the reversal in this merger charge category.

     During 1999, decisions were made to close or downsize additional facilities to further streamline the operating and administrative functions. These actions resulted in the termination of approximately 183 employees, of which 179 received severance packages totaling approximately $1.4 million as of December 31, 1999. The remaining four individuals, with total severance payments of approximately $160,000, were notified of their termination during 1999, but received their severance payment in January 2000. The remaining severance reserve balance relates to executives whose terminations were effective and accrued for during 1998 and whose severance will be fully paid by mid-2001.

     The Company began the process of moving PMT's operations from Nashville, Tennessee to other locations in December 1998, and completed this process in the first quarter of 1999, at which time the premises in Nashville were completely vacated. The 1998 charge included the estimated unrecoverable future lease obligations primarily for PMT's Nashville headquarters. By December 1999 the facility was fully subleased, facilitating an accurate assessment of future unrecoverable lease obligations. Based on the assessment, approximately $280,000 of the original merger and consolidation charge was reversed. During 1999, plans were made to close or downsize additional facilities. These decisions resulted in additional accruals during 1999 of approximately $3.0 million covering ten locations, eight of which were closed or downsized during 1999, and the remaining two facilities were closed during 2000. Obligations under leases included in the reserve balance will not be fully paid out until October 2007.

                                NOVA CORPORATION

                                  (Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

     On November 2, 2000, the Board of Directors authorized a $250.0 million increase to the share repurchase program authorized in June 1999, for an aggregate authorization of $500.0 million. This program is designed to purchase shares of the Company's stock from time to time on the open market, or pursuant to privately negotiated transactions, at price levels the Company deems attractive. The shares may be used to meet funding requirements for benefit plans and other business purposes. As of September 30, 2000, the Company had acquired 10,825,072 shares at an aggregate cost of $231.4 million. The purchase of the shares was funded primarily through the draw down of funds from the existing credit facility.

     In November 2000, the Company communicated a plan to reduce operating expenses through activities that include restructuring, consolidating, integrating operating locations, reduction in force and eliminating specific expenses to improve overall business efficiency and effectiveness. The plan will eliminate approximately 220 positions by December 31, 2000. The restructuring costs will consist primarily of cash payments for severance and related employee benefits, facilities and other related costs. The Company is currently evaluating the appropriate treatment for the cost reduction plan, and the financial impact of this plan will be recorded in the fourth quarter of 2000.

     FORWARD-LOOKING STATEMENTS - In addition to historical information, this report on Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, the words "will," "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond NOVA Corporation's control. Forward-looking statements may also be made in NOVA's other reports filed under the Exchange Act, press releases, and other documents as well as by NOVA management in oral statements. NOVA undertakes no obligation to update or revise any forward-looking statements for events or circumstances after the date on which such statement is made. New factors emerge from time to time, and it is not possible for NOVA to predict all of such factors. Further, NOVA cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS - The following table presents the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of operations, as well as the percentage increase/(decrease) of such items from period to period:

                                                                Three months ended                    Nine months ended
                                                                   September 30,                        September 30,
                                                                -------------------    Increase/      -----------------   Increase/
                                                                 2000       1999      (Decrease)       2000      1999     (Decrease)
                                                                --------   --------   ----------      -------   -------    --------
Revenues                                                         100.0 %    100.0 %       5.0 %       100.0 %   100.0 %       9.7 %
Cost of service                                                   76.4      76.1          5.5          80.9      76.5        16.0
Conversion costs                                                   0.8       1.7        (49.3)          0.9       2.0       (50.3)
Selling, general and administrative                                7.5       6.9         14.1           7.6       7.7         8.5
Depreciation and amortization                                      3.9       3.7          9.4           4.3       3.9        22.0
Asset impairment charge                                              -         -            -           7.2         -       100.0
                                                                 -----     -----                      -----     -----
   Total operating expenses                                       88.6      88.4          5.3         100.9      90.1        22.8
                                                                 -----     -----                      -----     -----
Operating income (loss) from continuing operations                11.4      11.6          3.2          (0.9)      9.9      (110.1)
Interest income                                                    0.2       0.2        (10.0)          0.1       0.2       (26.0)
Interest expense                                                  (1.1)     (0.6)        97.9          (1.1)     (0.4)      251.0
Minority interest in income of consolidated subsidiaries          (1.3)     (1.4)        (8.2)         (1.2)     (1.1)       15.5
                                                                 -----     -----                      -----     -----
Income (loss) from continuing operations before income taxes       9.2       9.8         (1.2)         (3.1)      8.6      (139.3)
Provision (benefit) for income taxes                               3.5       3.7         (0.1)         (0.9)      3.2      (131.6)
                                                                 -----     -----                      -----     -----
Income (loss) from continuing operations                           5.7       6.1         (2.0)         (2.2)      5.4      (143.9)
Loss on disposal and discontinued Econex operations, net of tax    2.3         -        100.0          (0.9)        -       100.0
                                                                 -----     -----                      -----     -----
Net income (loss)                                                  3.4 %     6.1 %      (41.8)%        (3.1)%     5.4 %    (162.6)%
                                                                 =====     =====                      =====     =====

     The following table presents the percentage of revenues represented by certain line items in the Company's condensed consolidated statements of operations, excluding the effect of unusual charges, as identified in the decrease in cost of service, asset impairment charge and discontinued operations, as well as the percentage increase/(decrease) of such items from period to period:

                                                                Three months ended                    Nine months ended
                                                                   September 30,                        September 30,
                                                                -------------------    Increase/      -----------------   Increase/
                                                                 2000       1999      (Decrease)       2000      1999      Decrease
                                                                --------   --------   ----------      -------   -------    --------
Revenues                                                         100.0 %    100.0 %       5.0   %      100.0 %   100.0 %      9.7 %
Cost of service                                                   76.4       76.1         5.5           76.0      76.5        9.0
Conversion costs                                                   0.8        1.7       (49.3)           0.9       2.0      (50.3)
Selling, general and administrative                                7.5        6.9        14.1            7.7       7.7        8.5
Depreciation and amortization                                      3.9        3.7         9.4            4.3       3.9       22.0
                                                                 -----      -----                      -----     -----
   Total operating expenses                                       88.6       88.4         5.3           88.9      90.1        8.2
                                                                 -----      -----                      -----     -----
Operating income                                                  11.4       11.6         3.2           11.1       9.9       23.3
Interest income                                                    0.2        0.2        10.0)           0.1       0.2      (26.0)
Interest expense                                                  (1.1)      (0.6)       97.9           (1.1)     (0.4)     251.0
Minority interest in consolidated subsidiaries                    (1.2)      (1.4)       (8.2)          (1.2)     (1.1)      15.5
                                                                 -----      -----                      -----     -----
Income before provision for income taxes                           9.2        9.8        (1.2)           9.0       8.6       13.7
Provision for income taxes                                         3.5        3.7        (0.1)           3.4       3.2      (15.3)
                                                                 -----      -----                      -----     -----
Net income                                                         5.7 %      6.1 %      (2.0)  %        5.6 %     5.4 %     12.7 %
                                                                 =====      =====                      =====     =====

     GENERAL - NOVA is a leading provider of integrated transaction processing services, related software application products, and value-added services to more than 500,000 merchant locations. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

     REVENUES - NOVA's revenues increased 5.0% to $407.0 million for the three months ended September 30, 2000, compared to $387.5 million for the same period in 1999. The increase resulted primarily from an 8.0% increase in merchant sales volume processed. The principal contributors to the revenue increase are internal growth in merchant processing volume of approximately 20.0%, and a corresponding revenue increase of approximately 18.0%, excluding the effect of the attriting PMT portfolios. Volume and revenue generated from merchant processing activities relative to the PMT portfolios declined approximately 30.0%. The decline in the PMT portfolios was directly related to the increased attrition of the acquired merchant base. For the nine months ended September 30, 2000,

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
revenues increased $104.3 million to $1,182.9 million from $1,078.6 million for the same period in 1999. The revenue increase corresponds primarily to a 7.4% increase in merchant sales volume processed for the nine months ended September 30, 2000, compared to the same period in 1999. In addition to the internal growth of merchant processing volume, the pass-through of higher interchange rates from the credit card associations, effective April 10, 1999, contributed to the additional incremental increase.

     COST OF SERVICE - Cost of service increased 5.5% to $310.9 million for the three months ended September 30, 2000, compared to $294.8 million for the same period in 1999. The increase in cost of service, mainly driven by interchange costs, was related to the increased processing volume of 8.0%, offset by a lesser increase in other merchant related costs of service. Gross operating margin decreased to 23.6% in the third quarter over last year's 23.9%. This decline was primarily related to the impact of pricing pressures mainly directed at certain acquired PMT merchants with higher margins. For the nine months ended September 30, 2000, excluding the unusual charge of $57.9 million, cost of service increased 9.0% to $898.6 million from $824.5 million during the same period in 1999. The cost of service increase was driven primarily by increased processing volume and the aforementioned interchange pass through charges. For the nine months ended September 30, 2000, including the unusual charge, cost of service was $956.5 million. Gross operating margin, excluding the unusual charge, increased to 24.0% for the nine months ended September 30, 2000, compared to 23.6% for the nine months ended September 30, 1999. This increase was due to the Company's leveraging of the NOVA Network costs over increased processing volume, offset during the third quarter by pressure on pricing to merchants, particularly associated with retention of acquired PMT merchants.

   CONVERSION COSTS - Conversion costs decreased to $3.3 million for the three months ended September 30, 2000, compared to $6.4 million for the same period in 1999. The decrease relates to substantial conversion completion of the PMT and the CoreStates merchants. For the nine months ended September 30, 2000, conversion costs decreased to $11.0 million, or 50.2%, from $22.1 million during the same period in 1999, as a result of the aforementioned activities.

   SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative ("SG&A") expenses increased 14.1% to $30.7 million for the three months ended September 30, 2000, compared to $26.9 million for the same period in 1999. The increase was attributable to the business acquisitions completed in the first quarter of 2000 and the opening of a new operations center in Atlanta, Georgia in February 2000. As a percentage of revenues, SG&A expenses for the three months ended September 30, 2000 increased 0.6% to 7.5% compared to 6.9% in the same period in 1999. The increase was due primarily to duplicate operating costs associated with the integration of the PMT operations. SG&A expenses for the nine months ended September 30, 2000 were $90.2 million, an increase of 8.5% from the $83.1 million reported for the nine months ended September 30, 1999. The cost increases are a result of the aforementioned items.

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization increased 9.4% to $15.7 million for the three months ended September 30, 2000, compared to $14.4 million for the same period in 1999. The increase was due to portfolio purchases made during 1999 and the first quarter of 2000. Additionally, fixed assets held as of September 30, 2000 increased compared to September 30, 1999, mainly related to the investment in facilities and technology infrastructures. Depreciation and amortization expense for the nine months ended September 30, 2000, of $51.3 million increased 21.9% from $42.1 million during the same period in 1999, for the aforementioned reasons.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

     ASSET IMPAIRMENT CHARGE - During the quarter ended June 30, 2000, NOVA determined that it had experienced increased attrition in the merchant portfolios acquired in connection with the acquisition of PMT. This determination resulted from the completion of the PMT integration and the availability of two full quarters of complete processing history, with the majority of the PMT business on the NOVA platforms. The Company assessed the impact of the increased attrition on the assets, including merchant portfolios, goodwill, and non-compete agreements. This evaluation indicated that the assets would not be fully recoverable. An asset impairment charge of $84.6 million was recognized based on the estimated recoverability of the net carrying value as determined by the discounted cash flows over the projected remaining life of the assets. The value of the assets and their remaining life were adjusted to reflect their fair value.

     OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS - For the foregoing reasons, operating income from continuing operations for the three months ended September 30, 2000, increased $1.4 million or 3.2%, to $46.4 million from $45.0 million for the three months ended September 30, 1999. Operating income from continuing operations, excluding the unusual charges previously referred to, for the nine months ended September 30, 2000 of $131.8 million increased $25.0 million, or 23.3%, from the same period in 1999. Operating income margin improved to 11.4% of revenue for the nine months ended September 30, 2000, compared to 9.9% for the same period in 1999. Including the unusual charges, operating income for the nine months ended September 30, 2000 decreased $117.5 million to an operating loss of $10.7 million compared to operating income of $106.8 million for the nine months ended September 30, 1999. EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and unusual changes) increased to $57.2 million from $53.9 million for the three months ended September 30, 2000 and 1999, respectively. EBITDA increased to $169.0 million or 23.6%, for the nine months ended September 30, 2000 compared to $136.7 million for the nine months ended September 30, 1999.

     INTEREST INCOME - Interest income decreased approximately $0.1 million, or 10.0%, to $0.8 million for the three months ended September 30, 2000, compared to $0.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income declined 26.0% to $1.8 million from $2.4 million during the same period in 1999. The decline was directly related to decreased earnings on interest-bearing investments. NOVA utilized a substantial amount of cash in 2000 to fund portfolio purchases, purchase property and equipment, share repurchases, and to pay down outstanding credit facility borrowings. Accordingly, such balances were unavailable for investment purposes.

     INTEREST EXPENSE - Interest expense increased $2.3 million for the three months ended September 30, 2000, to $4.6 million, compared to the $2.3 million for the three months ended September 30, 1999. The primary component of this increase was higher average debt obligations outstanding, to support the share repurchase program, portfolio purchases, and capital expenditures. Interest expense for the nine months ended September 30, 2000, increased $9.7 million to $13.5 million compared to $3.8 million for the same period in 1999 for the aforementioned reasons.

     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES - Minority interest in income of consolidated subsidiaries decreased $0.5 million to $5.0 million for the three months ended September 30, 2000 compared to the $5.5 million reported for the three months ended September 30, 1999. The decrease in the minority interest was a result of competitive pricing pressures in the Company's two joint ventures. Minority interest for the nine months ended September 30, 2000, increased $1.9 million to $14.1 million compared to the $12.2 million reported for the nine months ended September 30, 1999. This increase was due to the incremental inclusion of processing volume from merchant portfolios acquired through Elan Merchant Services, LLC, and Key Merchant Services, LLC in the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

       INCOME TAXES - Income tax expense was $14.2 million for the three months ended September 30, 2000, and 1999. The effective tax rate on continuing operations of 37.9% in the three months ended September 30, 2000 increased from 37.4% for the same period in 1999. This increase was due to more non-deductible goodwill associated with the acquisition of FSB. For the nine months ended September 30, 2000, adjusted for the tax benefit effect of the unusual charges, income tax expense of $40.2 million increased $5.3 million, or 15.3%, from the $34.8 million for the same period in 1999. The effective tax rate of 37.9% for the nine months ended September 30, 2000 from continuing operations compared to 37.4% for the same period of 1999. This increase was attributable to the aforementioned reasons.

     INCOME (LOSS) FROM CONTINUING OPERATIONS - Income from continuing operations decreased 2.1% to $23.3 million, for the three months ended September 30, 2000, compared to $23.8 million for the three months ended September 30, 1999. The decrease is primarily related to increased interest expense associated with the share repurchase program. Excluding the effect of unusual charges, income from continuing operations increased 12.7% for the nine months ended September 30, 2000 to $65.8 million from $58.3 million during the first nine months of 1999.

     LOSS ON DISCONTINUED OPERATIONS - Econex was engaged in the business of providing web store building and hosting services to businesses that desire to conduct commerce electronically via the Internet. The services primarily consisted of the creation and design of an internet web site and integrated products that enable e-commerce. Econex derived all its revenues and related costs from the aforementioned services. The effect of the discontinued operation was an after tax loss of $9.4 million for the three months ended September 30, 2000, and an after tax loss of $11.0 million for the nine months ended September 30, 2000.

     NET INCOME (LOSS) - For the three months ended September 30, 2000, net income decreased $9.9 million or 41.8% to $13.9 million, including the effect of the $9.4 million loss, net of taxes, on discontinued operations of Econex, as compared to $23.8 million for the same period in 1999. For the nine months ended September 30, 2000, including the effect of the unusual charges and discontinued operations, net income decreased $94.9 million to a net loss of $36.5 million, compared to net income of $58.3 million for the nine months ended September 30, 1999.

     EARNINGS PER SHARE - The following table presents a summary of the earnings per share including the effect of the unusual charges and the loss on discontinued operations for the three months and nine months ended September 30, 2000 compared to the three months and nine months ended September 30, 1999:

                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                        -------------------           --------------------
                                                         2000          1999            2000          1999
                                                        -------------------           --------------------
Earnings Per Share:
    Earnings per share, excluding unusual charges
      and loss from discontinued operations             $ 0.34         $0.33          $ 0.94         $0.79
    Loss per share from discontinued operations         $(0.14)        $   -          $(0.16)        $   -
                                                        --------------------          --------------------
    Earnings per share, excluding unusual charges       $ 0.20         $0.33          $ 0.78         $0.79
    Loss from unusual charges                           $    -         $   -          $(1.32)        $   -
                                                        --------------------          --------------------
    Earnings per share                                  $ 0.20         $0.33          $(0.53)        $0.79
                                                        ====================          ====================

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Excluding the unusual charges, diluted earnings per share from continuing operations for the three months and nine months ended September 30, 2000, were $0.34 and $0.94 respectively. This represents a per share increase for the three months ended September 30, 2000 of $0.01 from the $0.33 reported in the three months ended September 30, 1999. Excluding the unusual charges and the loss from discontinued operations, diluted earnings per share for the nine months ended September 30, 2000, increased $0.15 or 19.0% to $0.94, from the $0.79 reported for the nine months ended September 30, 1999. Excluding the effect of the unusual charges, diluted earnings per share for the three months and nine months ended September 30, 2000 were $0.20 and $0.78, respectively. Including the effect of the unusual charges, there was a net loss per share of $0.53 for the nine months ended September 30, 2000, compared to net income per diluted share of $0.79 for the nine months ended September 30, 1999.

     LIQUIDITY AND CAPITAL RESOURCES - The Company's primary uses of its capital resources includes the purchase of merchant portfolios and customer contracts, investment in joint ventures, capital expenditures, debt reduction, share repurchases and working capital requirements. NOVA's cash flows from operating activities amounted to $103.3 million for the nine months ended September 30, 2000 compared to $81.5 million for the nine months ended September 30, 1999. Cash flows were primarily generated from operating earnings net of depreciation, and amortization. The increase in cash flows from operating activities was associated with an increase in cash operating earnings, the management of working capital, and a reduction in the payment of merger obligations in the nine months ended September 30, 2000, as compared to same period previous year.

     Net cash used in investing activities was $50.0 million for the nine months ended September 30, 2000, compared to $82.0 million for the nine months ended September 30, 1999. This decrease was attributed to a lower cash requirement for the purchase of merchant portfolios and customer contracts. Capital equipment purchases increased $5.5 million to $24.9 million during the nine months ended September 30, 2000, compared to $19.4 million in the same period in 1999. The increase was related to the continued investment in technology platforms to accommodate the increases in transactions processed through the Company's platform and the build-out of a new operations facility in Atlanta, Georgia.

     Net cash flow used in financing activities during the nine months ended September 30, 2000 was $49.7 million, compared to $6.5 million for the same period in 1999. Proceeds from credit borrowings and stock option exercises, combined with cash from operations, were used principally to fund the repurchase of common shares.

     NOVA had available revolving credit facilities of $275.0 million, as of September 30, 2000. In September 2000, the Company obtained a short-term revolving bridge facility of $25.0 million. In addition to the $250.0 million revolving credit facility, the bridge may be used to support working capital requirements, purchase merchant portfolios, fund equipment purchases, fund share repurchases and other business needs. At September 30, 2000, $236.5 million in borrowings were outstanding under the $275.0 million revolving credit agreements.

     The Company typically has relatively low working capital requirements because fees charged to merchants are generally collected in an average of thirty days, while normal payables are paid in an average of thirty days or longer. In addition, increasing acquisition activity may cause variations in working capital due to conversion-period operating costs and the transition in the payment of expenses and the collection of receivables from the acquired portfolios former processors. Because of the seasonality of NOVA's business, capital requirements may be greater in certain months than others.

     At September 30, 2000, the Company had cash and cash equivalents of $36.2 million. NOVA believes its existing cash and cash equivalents, cash generated from operations, and available credit

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
facilities are sufficient to fund merchant portfolio purchases, capital asset investments, share repurchases, EuroConex funding obligations, and to meet working capital requirements for the foreseeable future.

     SUBSEQUENT EVENTS - On November 2, 2000 the Board of Directors authorized an increase of $250.0 million to the share repurchase program authorized in June 1999, for an aggregate of $500.0 million to purchase shares from time to time on the open market or through privately negotiated transactions, at price levels the Company deems attractive. The Company has funded the shares repurchased through operating cash flows and funds from available credit facilities. As of September 30, 2000, NOVA has repurchased approximately 10.8 million shares under this program at an aggregate cost of $231.4 million. The Company continues to evaluate the opportunities available for future purchases.

     In November 2000, the Company communicated a plan to reduce operating expenses through activities that include restructuring, consolidating, integrating operating locations, reducing the workforce and eliminating specific expenses to improve overall business efficiency and effectiveness. The plan will eliminate approximately 220 positions. The restructuring costs will consist primarily of cash payments for severance and related employee benefits, facilities and other related costs. The Company is currently evaluating the appropriate treatment for the cost reduction plan, and the financial impact of this plan will be recorded in the fourth quarter of 2000.

                          PART II - OTHER INFORMATION

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
No.           Description of Exhibit
-------       -----------------------------------------------------------------
4.9           First Amendment to Rights Agreement dated as of July 9, 1999 between the Registrant and First Union National Bank, as Rights
              Agent, dated August 3, 2000

10.57 * First Amendment to Rights Agreement dated as of July 9, 1999 between the Registrant and First Union National Bank, as
              Rights Agent, dated August 3, 2000 (incorporated by reference to
              Exhibit 4.9)

10.58 * NOVA Corporation 1996 Employees Stock Incentive Plan, Amended and Restated as of August 3, 2000

10.59 * NOVA Corporation 2000 Employees Stock Incentive Plan, Amended and Restated as of August 3, 2000

10.60 * First Amendment to NOVA Corporation Deferred Compensation Plan effective November 10, 1999, effective as of August 14, 2000

10.61 * Separation Agreement and General Release dated September 7, 2000, effective August 25, 2000, between the Registrant and Nicholas H. Logan

10.62 * Revolving Credit Facility, dated as of September 8, 2000, among NOVA Corporation and NOVA Information Systems, Inc., as Borrowers and Guarantors, certain Subsidiaries of the Borrowers as Guarantors, and Bank of America, N.A. as Lender

27 *          Financial Data Schedule

----------
* Filed herewith

(b)  Reports on Form 8-K

     The Company did not file any Current Report (s) on Form 8-K during the quarter ended September 30, 2000.

                                   FORM 10-Q
                                NOVA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NOVA CORPORATION
                                                 (Registrant)



Date: November 14, 2000                   By:  /S/ Stephen M. Scheppmann
                                               --------------------------------
                                               Stephen M. Scheppmann
                                               Chief Financial Officer
                                               (Principal Accounting Officer)