Form 10-K
period 2000-12-31
NOVA CORP \GA\
filed 2001-04-02
CIK 1009918

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended December 31, 2000


                         Commission File Number 1-14342

                               ----------------

                                NOVA CORPORATION
             (Exact name of registrant as specified in its charter)

                          Georgia                              58-2209575
      (State or other jurisdiction of incorporation or       (IRS Employer
                       organization)                       Identification No.)

                   One Concourse Parkway,                        30328
                Suite 300, Atlanta, Georgia                    (Zip Code)
          (Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (770) 396-1456

          Securities registered pursuant to Section 12(b) of the Act:


          Title of each class        Name of each exchange on which registered
          -------------------        -----------------------------------------
          Common Stock, $.01
         Par Value Per Share                  New York Stock Exchange
            Common Stock                      New York Stock Exchange
          Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 26, 2001, the aggregate market value of the common stock of NOVA held by non-affiliates was approximately $657,104,000. As of March 22, 2001, there were 65,346,157 shares of common stock, $0.01 par value outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 30, 2001, is incorporated herein by reference in
Part III of this Annual Report on Form 10-K. Pursuant to General Instruction G(3) of Form 10-K, the Registrant will file the definitive Proxy Statement with the Securities and Exchange Commission no later than April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NOVA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

  Item                                                                    Page
 Number                                                                  Number
 ------                                                                  ------

                                     PART I

        Forward-looking Statements....................................      1
 1.     Business......................................................      1
 2.     Properties....................................................     11
 3.     Legal Proceedings.............................................     11
 4.     Submission of Matters to a Vote of Security Holders...........     11
 4A.    Executive Officers of the Registrant..........................     11

                                    PART II

 5.     Market for Registrant's Common Equity and Related Stockholder
        Matters.......................................................     13
 6.     Selected Financial Data.......................................     14
 7.     Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................     14
 7A.    Quantitative and Qualitative Disclosures About Market Risk....     22
 8.     Financial Statements and Supplementary Data...................     23
 9.     Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure......................................     49

                                    PART III

  10.   Directors and Executive Officers of the Registrant............     49
  11.   Executive Compensation........................................     49
  12.   Security Ownership of Certain Beneficial Owners and
        Management....................................................     49
  13.   Certain Relationships and Related Transactions................     49

                                    PART IV

  14.   Exhibits, Financial Statement Schedules, and Reports on Form
        8-K...........................................................     50

                                     PART I

                           FORWARD-LOOKING STATEMENTS

   In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements about (i) competition within our chosen market segment; (ii) our ability to compete effectively in this particular market segment; (iii) projected future use of general purpose payment cards for consumer transactions; (iv) the advantage provided by our proprietary processing platform and related technology; (v) the impact of current developments and future advances in technology on the transaction processing industry; (vi) the impact of the Internet on the transaction processing industry; (vii) our ability to generate continued growth through our established distribution channels; (viii) the timeline for roll-out of our multi-currency platform through our European joint venture and future enhancements; (ix) our ability to compete in the European market; (x) our expectations regarding future earnings and recoverability of deferred tax assets; and (xi) adequacy and availability of capital resources to support business needs. Such statements are based on management's current expectations, and actual results could differ materially.

   The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future results over time. Factors that could affect the Company's business include (i) the strength of the United States economy; (ii) the strength of the European economy; (iii) fluctuations in consumer spending and consumer confidence; (iv) changes in interest rates; (v) the success of our distribution channels in generating internal growth; (vi) the ability to identify and acquire additional merchant and customer contracts and operating businesses; (vii) the introduction of our multi-currency platform through our European joint venture; (viii) future availability of capital to support business needs; and (ix) the outcome of pending or prospective litigation.

   Readers are encouraged to carefully review the information contained herein, particularly "Item 1. Business," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more complete discussion of risk factors.

ITEM 1. BUSINESS

Overview

   NOVA Information Systems, Inc., a wholly-owned subsidiary and the predecessor to NOVA Corporation ("NOVA" or the "Company"), was incorporated in Georgia in February 1991. NOVA was incorporated as a holding company in Georgia in December 1995 and has been publicly traded on the New York Stock Exchange under the symbol "NIS" since May 1996. The Company is headquartered in Atlanta, Georgia with operation centers in Atlanta, Georgia and Knoxville, Tennessee.

   NOVA provides transaction processing support for all major credit, charge, and debit cards, including VISA, MasterCard, American Express, Discover, Diner's Club, JCB and private label cards. NOVA's proprietary TCP/IP information processing network (the "NOVA Network") provides a direct, rapid and secure means of processing financial data. In addition, NOVA has developed several value-added software applications for both point-of-sale ("POS") terminals and personal computers ("PCs") (collectively, "POS devices") that can be delivered to merchants and updated for enhancements via the NOVA Network.

   With annual revenues in 2000 in excess of $1.57 billion, NOVA has grown rapidly since its inception to become the third largest transaction processor in the United States (as measured by dollar volume processed in 1999). This growth has been driven by marketing alliances with banks, independent sales organizations ("ISOs"), and trade associations, as well as through the acquisition of merchant and customer contracts, and selected ISOs. In 2000, we increased our number of merchant locations from approximately 500,000 to over 560,000, an increase of 12%, primarily as the result of internal growth (see "Growth/Consolidation Strategy").

   Although NOVA provides services to larger merchants, we primarily focus on small- to medium-sized merchants that are not usually served by the larger transaction processors; a typical NOVA merchant generates approximately 1,200 transactions and $100,000 in charge volume annually. Although this market segment has become more competitive (see "Competitive Overview" below), NOVA believes that it provides its customers a technologically superior product, historically available only to large national customers, that is enhanced by a high level of customer service. The Company has developed technical/operating platforms, product/service offerings and multi-faceted distribution channels specifically designed to facilitate the acquisition, servicing and retention of small- to medium-sized business customers. We experience attrition in our merchant base in the ordinary course of business resulting from several factors, including business closures, losses to competitors, and conversion related losses. NOVA generally has a direct contractual relationship with the merchant, thereby reducing the risk of merchant attrition in the event that a banking alliance terminates. Increased merchant attrition may have a material adverse effect on our financial condition and results of operations. Our customer base consists of over 430,000 merchants in 560,000 locations across the 50 states, approximately 40,000 of which accept card transactions via the Internet. In 2000, we saw a 600% increase in Internet based volume, which represents not only exclusively on-line retailers, but many of our "brick and mortar" merchants that expanded their business on-line. For the years ended December 31, 2000 and 1999, no merchant customer accounted for more than 2% of NOVA's revenues.

   As of March 23, 2001, NOVA had approximately 1,400 employees. During the fourth quarter of 2000, we consolidated and/or closed facilities in Colorado, Georgia, and Illinois and reduced our work force by approximately 270 positions with the goal of better matching resource availability to workload. NOVA's employees are not represented by a collective bargaining agreement nor has NOVA ever experienced a work stoppage.

Industry and Competition

 Industry Trends

   The transaction processing industry provides merchants with credit, charge, and debit card and other payment processing services, as well as related information services. This industry has grown rapidly in recent years as a result of the proliferation in the uses and types of card payment options, rapid technological advances in transaction processing, card association and card issuer incentives, broader industry acceptance, and increased consumer demand. For example, industry sources indicate that for the year ended December 31, 1999, credit card based systems (credit, debit, gift card, and electronic benefits transfer) grew at an estimated annual rate of 13.7% to $1.36 trillion in dollar volume processed and represent approximately 25% of all consumer payment expenditures. Such sources project that the volume of general-purpose cards will represent approximately 49% of all consumer payment expenditures by 2010.

 Competitive Overview

   The transaction processing industry is characterized by a small number of large transaction processors that focus primarily on servicing large merchants and by many smaller transaction processors that provide a limited range of services to small- to medium-sized merchants. NOVA estimates that the five largest transaction processors and the single largest processor account for approximately 75% and 44%, respectively, of the total charge volume processed in 1999.

   Large merchants (i.e., those with multiple locations and high volumes of card transactions) typically demand and receive the full range of transaction processing services, as well as customized information services, at low per-transaction costs. By contrast, transaction processors have not historically offered small- to medium-sized merchants the same level of service offered to large merchants. NOVA targeted this market segment because it was under-served and generally less price-sensitive than large merchants. As a result of the pricing in this business sector, this market has become increasingly competitive. We anticipate this trend will continue, which could lead to a corresponding increase in pricing pressure. Our principal competitors in this market segment include other transaction processors, community and regional banks, and ISOs.

 Industry Related Technology

   Electronic processing provides greater convenience to merchants and consumers, reduces fees charged to merchants, and facilitates faster and more accurate settlement of payments. Increased card acceptance and usage, coupled with technological advances in electronic processing, have allowed service providers to offer a variety of sophisticated processing and information services to a broader base of merchants.

   At present, many large transaction processors continue to provide customer service and applications via legacy systems that often are difficult and costly to enhance or customize. Accordingly, transaction processors that continue to utilize such systems may find it difficult to meet the increasing demands of small- to medium-sized merchants for more sophisticated products and services tailored to their diverse and changing needs. Transaction processors such as NOVA that utilize less costly, scalable and networked computer systems enjoy improved flexibility and responsiveness in providing customer service and applications to their customer base. In addition, the use of fiber optic and advanced switching technologies in telecommunications networks, the introduction of the Internet, and competition among long-distance carriers further enhances the ability of processors to provide faster and more reliable service at lower cost.

   With advances in POS device technologies, transaction processors can provide merchants with expanded access to a greater array of sophisticated services through the POS device, driving increased demand for such services. These trends have created opportunities for transaction processors to leverage technologies by developing business management and other software application products and services. Moreover, the technological advancements in the transaction processing industry have had a direct impact on the competitive landscape: in effect, the proliferation of these technologies has made them a necessity to remain competitive in an evolving business environment.

Market Position and Strategy

 Market Position/Strategy

   NOVA focuses on providing transaction processing services to small- to medium-sized merchants and intends to continue to concentrate on this market segment, which we anticipate will continue to be under-served despite the increased focus on this market from other competitors. We believe that NOVA is well-positioned to compete effectively in this market segment on the basis of the following: (i) the speed and reliability of our authorization services, which bear a direct correlation to the sophistication of the NOVA Network; (ii) the quality and variety of our software application products and services, which NOVA is able to customize based on the needs of merchants in various industries; (iii) the ability to offer competitive pricing by capitalizing upon operating efficiencies and economies of scale; (iv) the quality of our customer service and support; and (v) the strength of the relationships and programs within our sales channels.

 Growth/Consolidation Strategy

   NOVA has aggressively pursued acquisitions as the cornerstone of its growth strategy. Such acquisitions have included both merchant portfolios and operating companies. Since its inception, NOVA has acquired over 120 merchant portfolios and entered into exclusive marketing agreements that represent over 2,000 banks and approximately 12,800 branch locations. NOVA has successfully leveraged the branch expansion strategy of its bank alliance partners by developing a sales force dedicated to representing the Company in these 12,800 branch locations. In so doing, NOVA has capitalized upon the banks' existing infrastructure to significantly increase our points of contact with potential merchant customers.

   Marketing relationships with national, regional, and community banks have served as one of NOVA's primary sources for acquisition opportunities. As a result of the increasing consolidation in the financial services industry, we have increased our merchant base and distribution channels, and our goal is to continue this trend. Nonetheless, we recognize that this same consolidation trend could (i) decrease our acquisition opportunities; (ii) negatively impact an alliance relationship and associated distribution channel; and

(iii) reduce the number of branch locations and merchant points-of-contact. For instance, smaller banks exiting the transaction processing business might sell their merchant portfolios either to competitors of NOVA or to banks that have a relationship or alliance with one or more competitors of NOVA. We also anticipate direct competition from other processors for available acquisition opportunities in the future.

   In 2000, we increased our number of merchant locations from approximately 500,000 to over 560,000, an increase of 12%. Last year, NOVA relied primarily on our distribution channels, rather than acquisitions, to generate growth; our banking alliances accounted for approximately 60% of our new business, with ISOs providing an estimated 35%. NOVA intends to continue to focus on our distribution channels for future internal growth.

Products and Services

   The Company provides merchants a broad range of transaction processing services and products, including authorization and capture of transaction data, and payment settlement. NOVA employs a multi-tiered approach that includes leveraging the most current technologies and software applications to ensure a quick and efficient payment processing transaction, providing value-added products and services, and delivering high quality and efficient customer service and support.

 Services

 Authorization Services

   NOVA provides electronic transaction authorization services for all major credit, charge, and debit cards. Authorization generally involves approving a cardholder's purchase at the point-of-sale, including verifying that the card has not been reported lost or stolen and that the purchase amount is within the cardholder's credit or account limit. The electronic authorization process for a card transaction begins when the merchant "swipes" the card through the POS device and enters the amount of the purchase. The POS device captures the data and transmits the authorization request via the NOVA Network to our switching center, where the data is routed to the appropriate card association for authorization. The card association then approves or declines the transaction, and the response is transmitted back to our switching center for routing to the merchant. The entire process for a standard dial transaction on the NOVA Network is typically completed in five to seven seconds.

 Data Capture and Reporting Services

   At the time of authorization, data relating to the transaction, such as the purchase price and card number, is recorded electronically by both the merchant's POS device and NOVA. This data replication maximizes our ability to reconcile transaction data with each merchant and to protect against potential loss of data. Throughout the day, the merchant aggregates and organizes this transaction data using a programmed software application from the POS device and periodically transmits the transaction information to NOVA. NOVA, in turn, organizes the data into various files for merchant accounting and fraud detection, as described below. NOVA also utilizes this information to provide merchants with information services, such as specialized management reports, and to facilitate other customer service operations. Merchants can access this archived information through NOVA's customer service representatives or through applications such as MerchantConnect.com and Automated Customer Service ("ACS"), described below.

 Settlement, Accounting and Clearing Services

   NOVA provides transaction settlement and accounting services to each of its merchant customers through either its proprietary merchant accounting system or a third party vendor. NOVA forwards transaction data on a daily basis to the appropriate merchant accounting system which then reorganizes and accumulates the data on a merchant-by-merchant and card issuer-by-card issuer basis, and, in turn, transmits the data to the appropriate card association for payment. NOVA developed its in-house merchant accounting system in 1999 with the goal of improving overall customer service and reducing reliance on outside resources. In keeping with card association requirements, we have contracted with a number of financial institutions to serve as our member sponsor and clearing banks. The clearing banks receive payment for merchant transactions from the card associations (net of fees payable to the card associations and card issuing banks). In turn, the clearing banks remit payment to the merchant for the gross amount of the merchant's transactions by electronically depositing the funds into the merchant's designated bank account. Once each month, NOVA electronically collects the applicable fees and discount (which includes the amounts that NOVA has paid to the card associations and card issuing banks) from the merchant's bank account and provides the merchant with a monthly statement.

   In order for NOVA to continue processing VISA and MasterCard transactions, we must maintain a relationship with one or more banks for sponsorship and clearing services. As noted above, we have contracts with a number of banks for sponsorship and clearing services. In the event that all of these relationships simultaneously terminated, NOVA would be unable to continue processing VISA and MasterCard transactions unless and until we could make alternative arrangements with another financial institution. We consider this scenario to be highly unlikely based upon the quantity and quality of our established sponsorship and clearing relationships.

 Customer Service and Support

   NOVA maintains a toll-free help-line staffed on a 24/7/365 basis by highly trained customer service representatives ("CSRs"). The information access and retrieval capabilities of the networked systems provide real-time information to our CSRs. As a result, a CSR may access, on a real-time basis, all of a merchant's relevant information. NOVA has implemented on-line user-friendly decision support software as an additional resource for the CSRs, facilitating easy access to additional information on NOVA's services, products, and systems.

   NOVA also has developed MerchantConnect.com, an on-line Internet-based customer service solution and information resource for our merchant customers. A merchant may use MerchantConnect.com to access account information, view on-line monthly account statements, order new products and services, access our various affinity programs (see "Affinity Programs" below), and obtain information on a variety of topics pertinent to their business (see "MerchantConnect.com" below).

   NOVA also provides its merchant customers with terminal-related support, such as shipping and maintenance of POS devices, value-added software applications for POS devices (delivered and updated for enhancements via the NOVA Network), and customized software solutions.

 Charge-back Services

   In the event of a billing dispute between a cardholder and a merchant, NOVA assists the merchant in investigating and resolving the dispute. These billing disputes may include: (i) non-receipt of merchandise or services; (ii) unauthorized use of a credit card; and (iii) quality of goods purchased or services rendered. By using a sophisticated charge-back control system and proprietary software programs to actively prescreen disputes, we have reduced the time and expense spent on cardholder requests for charge-backs. In the event a billing dispute between a cardholder and a merchant is resolved in favor of the cardholder, the transaction is charged-back to the merchant, and that amount is credited to the cardholder. If NOVA or the clearing bank is unable to collect the amount from the merchant's account, and the merchant fails to reimburse NOVA for the charge-back, NOVA bears the loss for the amount of the refund paid to the cardholder.

 Affinity Programs

   Leveraging the purchasing strength of its over 560,000 merchant locations, NOVA works with vendors to offer merchants special programs and a wide range of products and services, such as Gateway business computers, AT&T hosting and telecommunications, MegaPath DSL, and CBS Payroll services. By providing access to discounted business services, NOVA builds on its existing merchant relationships to enhance customer loyalty and strengthen its message of value. NOVA believes that these programs also serve as a competitive advantage in merchant acquisition enabling NOVA to shift the focus from price to value.

 Products

 POS Solutions

   NOVA sells, rents, leases and supports several major terminal equipment manufacturers' products. A variety of POS product and service solutions are available, from traditional terminals to more advanced wireless solutions, as well as a wide range of peripherals including PIN pads, thermal printers and mag-strip readers. Further, NOVA provides deployment, programming and merchant training services.

 Mainframe and PC-Based Solutions

 Mass Transact

   Mass Transact is a large volume transaction processing application that was developed specifically for businesses that process large numbers of batch credit card transactions.

 Shadow Pay

   Shadow Pay is a PC application that allows a merchant to capture and transmit transaction data to NOVA for authorization and processing. Shadow Pay eliminates the need for traditional stand-alone point-of-sale terminals.

 PC Transact It

   PC Transact It accommodates a retailer's need for batch processing of authorizations and settlement utilizing a direct connection to the Internet (high-speed dial connection) from a merchant's PC.

 Internet Business Solutions

 viaKlix

   viaKlix is an e-commerce "buy button" solution designed for merchants who already have a web site and a shopping cart program, but would like to add the ability to process secure credit card transactions.

 viaWarp

   viaWarp is a real-time payment processing and reporting system. viaWARP provides transaction processing for retail, mail order and telephone order and e-commerce merchants.

 Specialty Software Applications

 InnResponse

   InnResponse is an all-in-one lodging solution that offers additional functionality including folio management and a frequent guest program that helps merchants build customer loyalty.

 Gratuit

   Gratuit is a payment solution for restaurants that offers the ability to process a variety of payment options (credit card, debit card), various management tools and frequent diner programs.

 Customer Service Applications

   In addition to its customer service center, NOVA has developed customer service applications to expand merchant access to timely, reliable service and support.

 MerchantConnect.com

   MerchantConnect.com provides account information and content to our merchants. From the MerchantConnect.com web site, merchants can access several useful tools, including: (i) account information, such as deposit data and status of charge-backs and retrievals; (ii) on-line monthly account statements as well as assistance on how to read them; (iii) the ability to order new products and services and check the shipping status of equipment and supply orders; (iv) access to NOVA's various affinity programs; and (v) information on a variety of topics pertinent to their business.

 ACS

   ACS (Automated Customer Service) is a PC-based program designed to create custom designed transaction processing activity reports. Merchants, banks, and ISOs can use this program.

Technology

   NOVA employs the latest technology to provide high speed, reliable and secure transaction processing, flexible solutions for transaction processing, and quality customer service. These technologies include the NOVA Network, our proprietary TCP/IP network, software products for POS devices and the Internet, and a fully networked system for customer service and support. Technology has traditionally accounted for 70% to 80% of our capital expenditures. In 2000, we dedicated approximately $25 million of capital investment to expand our networks and operating infrastructure.

The NOVA Network

   Our TCP/IP information processing network provides a direct, rapid and secure connection to our merchants that is one of the most reliable in the payment processing industry. In 2000, we recorded a fourth consecutive year of 100% availability on a 24/7/365 basis and a completion time of five to seven seconds for a standard dial transaction. In addition, because the NOVA Network is highly automated and requires minimal staffing, NOVA is able to contain costs and achieve greater operating efficiencies. Moreover, our platform is scalable, which makes it easily adaptable to different purchasing methods, such as multiple currencies.

   In 2000, we added a host computer to our Knoxville location to facilitate dynamic routing with the main host computer in Atlanta, which allows the network to process transactions simultaneously. In addition, system upgrades resulted in an 80% capacity improvement and the ability to process 110 transactions per second at both sites, which provides increased processing capacity for the future.

Risk Management

   NOVA bears the risk of losses from uncollected fees, charge-backs and fraudulent credit card transactions initiated by our merchants. Consequently, NOVA views its risk management and fraud avoidance practices as integral to its operations and overall success. Risk management and fraud avoidance start at the merchant application stage when NOVA applies various criteria to accept or deny merchant applications and to determine the discount rate and fee structure charged. Such criteria include the applicant's credit history and the industry in which the applicant conducts its business. For a higher-risk merchant profile, NOVA may require an escrow deposit or place a maximum volume limitation on transactions processed.

   Since its inception, NOVA has purchased a significant number of merchant portfolios. These merchant accounts have not been through NOVA's application screening process. Instead, NOVA reviews any merchant portfolio that it proposes to purchase. The due diligence process includes analyzing the composition of the portfolio, applying internally developed standards and underwriting guidelines, and identifying high-risk merchants contained in the portfolio. If we decide to proceed with the acquisition, we attempt to manage the risk associated with any identified high-risk merchants by one of the following: (i) excluding such merchants from the portfolio purchase; (ii) requiring the seller of the merchant portfolio to establish a reserve account; or (iii) requiring the seller to indemnify NOVA for any liability associated with such merchants. We constantly seek to refine and improve our due diligence procedures and practices. Nevertheless, we can give no assurance that our due diligence process will identify all high-risk merchants within a particular portfolio or that we will otherwise properly assess the risk attributes of any purchased portfolio.

   NOVA's principal tool for risk management and fraud avoidance is "Witness," a proprietary rules-based fraud detection software program that allows NOVA to identify potentially fraudulent transactions before funds are transferred to the merchant. Witness runs against each transaction processed, resulting in a computer-generated identification of potentially fraudulent activity. Once identified, we analyze and review the suspect transactions to resolve potential problems before funds are transferred to the merchant in payment for such transactions. If NOVA needs more time to review a transaction or series of transactions, NOVA can specify that the batches containing the identified transactions be withheld from further processing to allow additional time to attempt to verify the authenticity of such transactions. This fraud detection ability is a critical component of NOVA's overall program to control fraud and manage risk and is an example of NOVA's strategy of leveraging available technologies to its competitive advantage.

   Despite our risk management and fraud avoidance capabilities, we are unable to identify all fraudulent transactions, which increases our risk of loss. In addition, when NOVA purchases an existing merchant portfolio, we are unable to fully apply our risk management and fraud avoidance practices until we convert each new account to our operating platform, thereby increasing our financial risk.

Software Development for POS Devices and the Internet

   Our software development is critical to our ability to respond to changing customer needs and improving technologies. Our ability to implement the most efficient and effective technologies available enables us to offer an industry-leading product suite to our merchants. NOVA has developed new software applications for POS devices and the Internet in an effort to improve existing systems and to provide additional product and service offerings.

   We avoid the limitations of preexisting applications that were designed for broad applicability by programming most of the POS devices utilized by our merchants with customized applications. By distributing these software application products and upgrades via the NOVA Network, our merchants are able to easily download the applications and utilize our products and services quickly and inexpensively. As merchants increase their use of PCs and fully-integrated cash registers and payment systems, we are extending and expanding our POS device software application products and services.

   We actively encourage third party software developers to write applications to our specifications and network protocols. Once certified by NOVA, these applications allow integration of our transaction processing services with the business management software created by such developers for use by the merchant's POS device. NOVA makes available its client application programmer interface software to value-added resellers ("VARs") for integration into the VARs' applications. VARs indirectly perform a marketing function for NOVA since they frequently market their software on a fully-integrated basis with NOVA's transaction processing services, creating additional opportunities for NOVA to reach small- to medium-sized merchants.

   NOVA has continued to utilize Internet technologies throughout its product portfolio. Internet technologies can be used as an alternative to a standard dial-up or leased line connection or as the platform for a payment processing application. The flexibility and power of this technology continue to blur the line between traditional and e-commerce based payment processing applications. By offering a comprehensive product suite that utilizes traditional and Internet-based technologies, NOVA is able to take advantage of operating efficiencies and respond to our merchants' demand for secure, reliable and speedy payment processing applications.

   In August 2000 we decided to discontinue the operations of Econex, LLC, a limited liability company formed in December 1998 as a joint venture with Key Bank USA, N.A. and FirstEnergy Corp. See "Overview of Results of Operations" in
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." This decision was based in part on our recognition that virtual store building and web site hosting for Internet e-commerce are not viable products for NOVA. To the extent we offer such products in the future, we will do so through third party vendors.

Proprietary Rights

   NOVA has developed proprietary software for use in three principal areas:
(i) applications for POS devices; (ii) the NOVA Network; and (iii) customer service and risk management. NOVA regards its proprietary software as protected by trade secret, copyright, trademark and patent laws. NOVA attempts to safeguard its software through the protection afforded by the above-referenced laws, employee and third-party non-disclosure agreements, licensing agreements and other methods of protection.

Distribution Channels and Marketing

 Distribution Channels

   NOVA markets its services to merchants through multiple distribution channels, such as bank alliance and joint venture, ISO, and trade association relationships.

 Bank Alliances and Joint Ventures

   A key element of our marketing strategy has been the formation of bank alliances, thereby allowing us to market our transaction processing services to new and existing commercial customers of these banks. In keeping with this strategy, we have developed a sales force that focuses on cultivating relationships and sales leads through the multiple business centers and branch offices of NOVA's bank alliance partners, backed by a telephone sales and support group in Atlanta. This strategy includes training and incentive programs for bank personnel to market NOVA's products and services. Because these institutions have a broad portfolio of commercial business customers, this distribution channel has traditionally provided a successful avenue for reaching our target market. In 2000, our banking partnerships accounted for approximately 72,000 new accounts, or 60% of all new accounts.

   At present, we have bank alliances that encompass approximately 12,800 branches. Our primary banking partners are First Union National Bank ("First Union"), Regions Bank ("Regions"), Bank of the West, N.A. ("Bank of the West"), and MBNA America Bank, N.A. ("MBNA"). In October 2000, NOVA extended its exclusive marketing alliance with First Union through January 2008. In February 2000, Bank of the West renewed its marketing alliance with NOVA for an additional seven years. Our current marketing agreements with Regions Bank and MBNA will expire in varying periods through December 2007.

   In addition to our traditional marketing arrangements with banks, NOVA has a 51% interest in each of two limited liability companies: Key Merchant Services, LLC ("KMS") with KeyBank National Association ("KeyBank") and Elan Merchant Services, LLC ("Elan") with U.S. Bancorp (successor in interest to Firstar Bank U.S.A., N.A. ("Firstar")). NOVA provides transaction processing services to the merchant customers of KMS and Elan and also is responsible for the day-to-day operation and management of each joint venture. These marketing alliances extend through 2007 (for Firstar) and 2003 (for KeyBank).

   Effective April 1, 2000, NOVA entered into a joint venture, EuroConex Technologies Limited ("EuroConex"), with The Governor and Company of the Bank of Ireland ("BOI"). NOVA and BOI each owns a 50% interest in EuroConex, with equal representation on the Board of Directors. EuroConex was formed for the purpose of providing transaction processing for credit and debit cards and related e-commerce processing and services primarily to retailers and financial institutions in a defined European market. We chose to enter the European market for several reasons: (i) the use of credit, debit, and chip-based (i.e., "smart card") cards is growing at rates similar to those in the United States;
(ii) the European market for card services is largely fragmented and without a dominant non-bank processor; (iii) the card associations (VISA International and Europay (MasterCard)) have issued several technical mandates for the European market, including "smart card" compliance; (iv) we believe cross-border acquiring rules will change over time; and (v) in order for NOVA to maximize our growth opportunities, we must be one of the first U.S. entrants. The EuroConex platform, which is based upon our network and technology platform, is intended to be credit, debit and smart card compliant, multi-currency, and capable of acquiring card transactions in the United Kingdom as well as Ireland. We anticipate that the EuroConex platform will be launched during the summer of 2001 and that by the end of 2001, the platform will be Euro compliant and able to support dynamic multi-currency conversion at the point-of-sale.

 Independent Sales Organizations (ISOs)

   The NOVA ISO sales channel includes over 150 carefully screened independent sales organizations representing over 2,000 sales associates. While the ISO sales channel is an indirect NOVA sales channel, its efforts are coordinated through seven regional sales offices managed by senior members of the NOVA sales leadership team. This approach is intended to provide NOVA with immediate market penetration opportunities while limiting the initial investment and time normally required in achieving business objectives. Last year, this distribution channel contributed approximately 49,600 new accounts, or an estimated 35% of all new accounts. In 2000, we introduced an on-line application process that allows ISOs to submit applications electronically, directly from their systems, in order to reduce costs, increase operating efficiency, and improve our application response time. Currently, approximately 30% of our ISO applications are submitted on-line.

 Trade Associations

   NOVA currently has exclusive processing relationships with approximately 100 trade associations and professional organizations in 29 states, representing over three million members. NOVA's goal is to leverage these relationships, particularly those with the greatest penetration potential, and capitalize on our ability to market directly to these three million plus members.

 Other Marketing Efforts

   NOVA uses several direct marketing vehicles, such as direct mail, statement messaging, newsletters, e-mail/ fax broadcast, on-hold messaging and web site promotions, to reach potential small business customers. When applicable, NOVA develops customized vertical marketing solutions for high opportunity market segments.

Regulatory Conditions

 Banking Regulations

   Because KeyBank and Firstar are nationally chartered banks, KMS and Elan are subject to certain banking laws and regulations. For instance, each of the limited liability companies must obtain written approval from the Office of the Comptroller of the Currency, in its role as the regulatory body for national banks, prior to entering into, or acquiring any other entity which is engaged in a business that is substantially different from the business activities that the limited liability company currently conducts. In addition, NOVA may be required to take certain actions in its capacity as a member of KMS and Elan, such as assisting KeyBank, Firstar, KMS, or Elan, as the case may be, in applying for any required regulatory approval. If the required approval is not received, the limited liability company may not engage in, or acquire the entity engaged in, the new business activity, which potentially could limit the business opportunities available to the limited liability companies. To date, however, this situation has not arisen.

   BOI was required to obtain approval from the Central Bank of Ireland prior to taking an ownership interest in EuroConex. Although there are no ongoing reporting requirements, the Central Bank of Ireland retains the right to monitor EuroConex pursuant to Irish banking laws and regulations.

 Association Regulations

   In order to process VISA and MasterCard transactions, NOVA and all other non-bank transaction processors must be sponsored by a financial institution that is a principal member of the VISA and MasterCard card associations as well as registered with the card associations as a certified processor and member service provider. NOVA is registered at the highest level of designation for a merchant processor with each of the card associations: with VISA as a Tier 1 Acquirer Processor and with MasterCard as a Type I Third Party Processor.

   NOVA's registration as a certified processor and member service provider is necessary in order for NOVA to process VISA and MasterCard transactions; consequently, if either card association were to terminate our registration, it would significantly limit our ability to offer transaction processing and materially affect our operations. Based on NOVA's established record with each of the card associations, however, we believe that revocation of these registrations is unlikely absent the occurrence of extraordinary circumstances, such as our failure to meet the card association regulations and standards for processors.

ITEM 2. PROPERTIES

   NOVA's corporate headquarters are located at One Concourse Parkway, Atlanta, Georgia and consist of approximately 38,000 square feet leased pursuant to an agreement scheduled to expire February 2002. In addition the Company owns or leases various other facilities used primarily for administrative, sales and marketing, and operational functions. NOVA considers its various properties to be in good condition and adequate for their current purposes. The following table describes the principal facilities being used in connection with NOVA's operations:

General Character of Property

                                                    Approximate Area is Square
                                                               Feet
                                                   ----------------------------
                                                                    Subleased
Primary Uses                           Location     Owned  Leased  to 3rd Party
------------                         ------------- ------- ------- ------------
Corporate Headquarters.............. Atlanta, GA       --   38,000       --
Sales and Operations Center(1)...... Atlanta, GA       --   91,000       --
Operations Center................... Knoxville, TN 116,000  26,000       --
Former PMT Services Offices(2)...... Nashville, TN     --   91,250    91,250
Sales and Administrative(2)......... Various           --  163,352    36,372

--------
(1) Facility contains excess capacity and is under review for sublease options.
(2)  Subleased in connection with consolidation of facilities.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of NOVA's shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of NOVA as of March 28, 2001.

   Each executive officer will serve until a successor is elected or appointed and qualified, or until his earlier resignation, removal from office or death.

   Edward Grzedzinski, 46, has served with NOVA or its predecessor since February 1991, most recently as Chairman of the Board, President and Chief Executive Officer. He co-founded NOVA's wholly-owned subsidiary and predecessor, NOVA Information Systems, as its Chief Operating Officer in 1991 and was named Chief Executive Officer in September 1995. Mr. Grzedzinski has over fourteen years experience in the bankcard industry.

   Stephen M. Scheppmann, 45, joined NOVA in May 2000 as Executive Vice President and Chief Financial Officer. Prior to joining NOVA, Mr. Scheppmann served for twelve years with Albecca, Inc., a world-wide distribution and manufacturing company, in the capacity as Senior Vice President and Chief Financial Officer. Prior to joining Albecca, Inc., Mr. Scheppmann served for ten years in the Audit Division of Arthur Andersen LLP.

   Pamela A. Joseph, 42, has served with NOVA or its predecessor since July 1994, most recently as director and President and Chief Operating Officer of NOVA Information Systems. Prior to joining NOVA, Ms. Joseph served for over two years as Director, New Market Development, for VISA and for eight years in various management positions at Wells Fargo Bank.

   Cherie M. Fuzzell, 37, has served with NOVA since February 1999, most recently as Executive Vice President, Secretary and General Counsel. Prior to joining NOVA, Ms. Fuzzell served for four years with Magellan Health Services, most recently as Vice President, Mergers & Acquisitions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

   NOVA Corporation Common Stock is traded on the New York Stock Exchange (its principal market) under the symbol NIS.

   The following table provides the high and low sales prices of the common stock as reported for the periods indicated:

                                                   2000              1999
                                             ----------------- -----------------
                                               High     Low      High     Low
                                             -------- -------- -------- --------
   First quarter............................ $35.1875 $21.5000 $33.5000 $21.0000
   Second quarter........................... $34.0000 $25.5000 $28.5000 $20.0000
   Third quarter............................ $30.0000 $10.5000 $28.2500 $24.3125
   Fourth quarter........................... $21.6875 $14.1250 $31.8125 $22.8125

Shareholders

   As of March 23, 2001, there were approximately 140 shareholders of record of the Company's Common Stock.

Dividends

   The Company has never paid cash dividends on its Common Stock. The Board of Directors' policy is to retain any available earnings for use in the operation and expansion of the Company's business. Therefore, no payment of cash dividends is likely in the foreseeable future.

Recent Sales of Unregistered Securities

   Effective January 5, 2000, the Company acquired all the outstanding capital stock of Beacon Financial Group, Inc. and issued 73,372 shares and 3,967 shares of common stock of the Company to Sondra Wolfe Elias and Lee H. Sandifer, respectively. The transaction was effected in reliance upon the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

   Effective February 1, 2000, the Company acquired all of the outstanding capital stock of First Savings Bank Merchant Division, Inc. and issued 625,711 shares of common stock of the Company to First Savings Bank FSB, 196,744 shares of common stock of the Company to Conrad T. Van Hazebroeck, 134,173 shares of common stock of the Company to J. Michael Ponder, 78,213 shares of common stock of the Company to The Ponder Family Limited Partnership, 21,657 shares of common stock of the Company to Rodney L. Delfinado, 10,829 shares of common stock of the Company to Thomas C. Alexander, 7,821 shares of common stock of the Company to Delaware Charter Guarantee & Trust Company for the benefit of Megan M. Van Hazebroeck, and 7,821 shares of common stock of the Company to Delaware Charter Guarantee & Trust Company for the benefit of C. Grant Van Hazebroeck. The transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. On April 14, 2000, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission with respect to the resale of these shares. The Registration Statement was declared effective on April 27, 2000.

   During May 2000, the Company issued an aggregate of 112,500 shares of restricted stock pursuant to the NOVA Corporation 1996 Employees Stock Incentive Plan to various officers of the Company.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Financial Summary

                                        Years Ended December 31,
                           ----------------------------------------------------
                              2000        1999       1998       1997     1996
                           ----------  ---------- ----------  -------- --------
                                (In thousands, except per share amounts)
                                              (Unaudited)
Statement of Operations
 Data:
Revenues.................  $1,578,373  $1,466,639 $1,145,664  $680,872 $520,417
Net income (loss) from
 continuing operations
 before income taxes.....     (15,407)     82,468    (12,779)   37,899   19,148
Loss from discontinued
 operations, net of tax..     (10,956)        --         --        --       --
                           ----------  ---------- ----------  -------- --------
Net income (loss)........  $  (26,363) $   82,468 $  (12,779) $ 37,899 $ 19,148
                           ==========  ========== ==========  ======== ========
Earnings per common
 share--continuing
 operations--Basic.......  $    (0.23) $     1.16 $    (0.18) $   0.60 $   0.32
Earnings per common
 share--continuing
 operations--Diluted.....  $    (0.23) $     1.14 $    (0.18) $   0.58 $   0.32
Cash dividends declared..  $      --   $      --  $      --   $    --  $    --
Balance Sheet Data:
Total assets.............  $  678,444  $  729,344 $  622,533  $426,432 $341,323
Long-term debt and
 capital lease
 obligations.............  $  246,556  $  238,253 $   23,025  $ 52,001 $ 22,175

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   Since 1991, NOVA Corporation and its predecessor entity has grown in dollar volume processed to become the third largest integrated transaction processor in the United States, leading to significant increases in revenues and improved operating efficiencies. This growth has been fueled by NOVA's marketing programs, a series of strategic merchant and customer contract purchases and acquisitions, joint venture arrangements, long-term banking alliances and growth in its Independent Sales Organizations ("ISOs").

   These unique sales channels provide NOVA a distribution network with significant strategic and financial benefits including: (1) enhanced coverage to facilitate growth in transaction volume, (2) expanded points of contact, (3) increased geographic diversification of NOVA's portfolio, and (4) improved economies of scale derived from substantial increases in transaction processing volume.

   NOVA continues to focus on the processing sector comprised primarily of small- to medium-sized merchants, who historically have been overlooked and would benefit from the advantages of value-added services usually offered only to large merchants. From its origin, NOVA has invested significant capital to develop, expand and enhance an integrated technology platform of hardware, software applications and network architecture to process large volumes of transactions.

   This discussion and other information may from time to time contain historical information and forward-looking statements about the Company. Accordingly, no forward-looking statements can, nor should be taken as assurance of what will happen in the future. This commentary should be read in conjunction with the Five Year Selected Financial Summary and the Consolidated Financial Statements contained herein.

Overview of Results of Operations

   The following table for the years ended December 31, 2000, 1999, and 1998 presents the percentage of revenues represented by certain line items in the Company's consolidated statements of operations, as well as the percentage increase/(decrease) of such items from year to year.

                                      Percentage of         Year Over Year
                                        Revenues                Change
                                    ---------------------   ----------------
                                    2000    1999    1998     2000     1999
                                    -----   -----   -----   ------   -------
Revenues........................... 100.0 % 100.0 % 100.0 %    7.6 %    28.0 %
Cost of service....................  79.8    76.4    77.3     12.4      26.6
Conversion costs...................   0.8     1.8     0.9    (49.3)    163.6
Selling, general and
 administrative....................   7.6     7.5    10.5      8.7      (8.7)
Depreciation and amortization......   4.3     3.9     3.9     19.2      27.9
Asset impairment charge............   5.4     0.0     0.0    100.0       0.0
Restructuring, merger and
 consolidation charges.............   0.7     0.0     7.9    100.0     (99.8)
                                    -----   -----   -----   ------   -------
  Total operating expenses.........  98.6    89.6   100.5     18.4      14.2
                                    -----   -----   -----   ------   -------
Operating income (loss) from
 continuing operations.............   1.4    10.4    (0.5)   (85.3)  2,798.0
Interest income....................   0.2     0.2     0.6    (17.9)    (55.1)
Interest expense...................  (1.2)   (0.5)   (0.5)   166.0      18.1
Minority interest..................  (1.2)   (1.1)   (0.9)    10.4      64.0
                                    -----   -----   -----   ------   -------
Income (loss) from continuing
 operations before taxes...........  (0.8)    9.0    (1.3)  (109.3)    969.9
Provision (benefit) for income
 taxes.............................   0.2     3.4    (0.2)   (93.6)  2,184.8
                                    -----   -----   -----   ------   -------
Income (loss) from continuing
 operations........................  (1.0)    5.6    (1.1)  (118.7)    745.3
Loss on disposal of discontinued
 operations,
 net of tax........................  (0.7)    0.0     0.0    100.0       0.0
                                    -----   -----   -----   ------   -------
Net income (loss)..................  (1.7)%   5.6 %  (1.1)% (132.0)%   745.3 %
                                    =====   =====   =====   ======   =======

   The following table presents the after tax historical results of operations and the impact of special items and loss from discontinued operations for the years ended December 31, 2000, 1999 and 1998:

                                                           Net Income (loss)
                                  Net Income (loss)        per share diluted
                              --------------------------  --------------------
Presented net of taxes          2000     1999     1998     2000   1999   1998
----------------------        --------  ------- --------  ------  ----- ------
                                   (In thousands)
Net income (loss) as
 reported...................  $(26,363) $82,468 $(12,779) $(0.39) $1.14 $(0.18)
Restructuring charge........     6,869      --       --     0.10    --     --
Loss on discontinued
 operations.................    10,956      --       --     0.16    --     --
Asset impairment and related
 charges....................    95,941      --       --     1.40    --     --
Merger and consolidation
 charges....................       --       --    70,632     --     --    0.98
                              --------  ------- --------  ------  ----- ------
Net income, as adjusted.....  $ 87,403  $82,468 $ 57,853  $ 1.27  $1.14 $ 0.80
                              ========  ======= ========  ======  ===== ======

   The following explanations outline the business activities of NOVA in the above table that influenced operating results for the years ended December 31, 2000, 1999 and 1998:

 Restructuring Charge

   In the fourth quarter of 2000, NOVA recorded a $10.6 million restructuring charge ($6.9 million after taxes), or $0.10 per share, for severance and related termination benefits, lease abandonment costs and the disposal and write-down of certain assets. These charges relate to management's plan to improve overall business efficiencies and effectiveness and align the cost structure with revenues by closing two operations centers and eliminating duplicate operational functions. This action resulted in the elimination of approximately 270 positions, primarily management, administrative and duplicate operational staff positions. All termination benefits will be paid by the end of the third quarter 2001. The process of vacating the two closed facilities began during the fourth quarter 2000 and NOVA expects these activities will be completed by the first quarter 2001. Losses related to the abandonment of leased facilities are primarily for future lease commitments. Capital asset write-downs are comprised of facility related equipment, furniture and fixtures and leasehold improvements that provided no future use or functionality.

   The following table summarizes the charge and activity for the year ended December 31, 2000:

                                          Type of   2000   Payments    Balance
                                           Charge  Charges Applied   at 12/31/00
                                          -------- ------- --------  -----------
                                                     (In thousands)
   Severance packages.................... Cash     $ 3,240 $(2,033)    $1,207
   Lease abandonment..................... Cash       4,236     --       4,236
   Asset disposal and write-down......... Non-cash   3,090  (3,090)       --
                                                   ------- -------     ------
                                                   $10,566 $(5,123)    $5,443
                                                   ======= =======     ======

  As of December 31, 2000, the reserve of $5.4 million for severance and lease abandonment costs is considered adequate. These costs will be funded through cash generated from operations and available borrowings. Management believes that these actions will result in projected annualized cost savings in selling, general and administrative expenses of approximately $15.0 million.

 Loss on Discontinued Operations

   In the third quarter 2000, NOVA decided to fully divest itself of its controlling interest, discontinue and liquidate the operations of Econex, LLC ("Econex"). Econex was engaged in the business of providing virtual store building and web site hosting to businesses that desired to conduct commerce electronically via the Internet. This decision was based upon a review of the historical financial performance and the projections of the future operating results and cash resource requirements. For the nine months ended September 30, 2000, Econex recorded revenues of $0.2 million. In 2000, NOVA recognized an after tax loss on discontinued operations of $11.0 million, or $0.16 per share.

 Asset Impairment and Related Charges

   In the second quarter 2000, an asset impairment charge was recognized in connection with an increase in attrition in the merchants acquired as part of the 1998 acquisition of PMT Services, Inc. ("PMT"). The Company assessed the impact of the increased attrition on the related acquired assets, including merchant portfolios and customer contracts, goodwill, and non-compete agreements. The charge was based on management's evaluation that the net carrying value of these assets would not be fully recoverable. The impairment was recognized based on the estimated recoverability of the net carrying value as determined by the discounted cash flows over the projected remaining life of the underlying assets, assuming current attrition rates. The value of the assets was adjusted by $84.6 million to reflect the estimated fair value and the amortization period was shortened to reflect the projected remaining life. In addition, a special charge of $57.9 million was recognized to write-down merchant receivables and other related assets to their net realizable value. This charge was included as a component of "Cost of service." Additionally, in the fourth quarter of 2000, NOVA revised its estimate of the tax expense associated with the asset impairment and related charges recognized in the second quarter of 2000. The Company determined that the tax basis of the impaired assets was lower than the original estimate used in the determination of the charge. As a result, the Company lowered the tax benefit associated with the charge, increasing the net loss associated with the asset impairment and related charge from $91.3 million to $95.9 million after taxes, or $1.40 per share.

 Merger and Consolidation Charges

   Effective September 24, 1998, NOVA acquired PMT, an independent sales organization. The transaction qualified as a tax-free reorganization and was accounted for as a pooling of interests. To complete the transaction, 37,651,000 shares of NOVA common stock were issued in exchange for all of the outstanding shares of common stock of PMT. Each share of the PMT common stock was exchanged for 0.715 shares of NOVA stock. As a result of NOVA's merger with PMT, a $90.7 million merger and consolidation charge was recorded in 1998. The charge was primarily related to direct merger transaction costs, charges associated with the consolidation and closure of certain PMT business properties, contract termination costs related to unfavorable third-party processing contracts, and the decision to exit certain of PMT's sales distribution channels. The primary costs associated with the consolidation and closure of facilities include severance resulting from the elimination of overlapping functions (primarily customer service, accounting, administrative and executive), abandonment losses on facility lease obligations, and the write-down of capital assets to their net realizable value. Additionally, $14.2 million in special charges, primarily related to the write-down of accounts receivable, increase in credit and fraud loss reserves and state sales and use tax reserves, were included in "Selling, general and administrative." The total after-tax charges were $70.6 million, or $.98 per share.

   During 1999, a decision to revise the plan included closing or downsizing additional facilities and further streamlining the operating and administrative functions. This resulted in the reversal of $6.5 million in charges recorded in 1998 and the recognition of additional charges of $6.7 million for the costs of executing revised elements of the plan. The net additional charge of $.2 million was reflected in the operating results for 1999. During 2000, $1.1 million was paid for severance obligations and $2.2 million was paid for lease abandonment costs. A reserve of $5.5 million remains at December 31, 2000, and is considered adequate to satisfy future obligations and will be funded through working capital sources and available credit facilities.

                DISCUSSION OF COMPARATIVE RESULTS OF OPERATIONS

For the Three Years Ended December 31, 2000, 1999 and 1998

   The remainder of the results of operations excludes the impact of the aforementioned charges and loss on discontinued operations.

   The following table presents the percentage of revenue represented by certain line items in the consolidated statements of operations, as well as the percentage increase/(decrease) from prior years (excluding the special items and loss on discontinued operations, discussed above) for the years ended December 31, 2000, 1999, and 1998:

                                          Percentage of          Year Over
                                            Revenues            Year Change
                                        ---------------------   -------------
                                        2000    1999    1998    2000    1999
                                        -----   -----   -----   -----   -----
Revenues............................... 100.0 % 100.0 % 100.0 %   7.6 %  28.0 %
Cost of service........................  76.2    76.4    77.3     7.3    26.6
Conversion costs.......................   0.8     1.8     0.9   (49.3)  163.6
Selling, general and administrative....   7.6     7.5     9.2     8.7     3.6
Depreciation and amortization..........   4.3     3.9     3.9    19.2    27.9
                                        -----   -----   -----   -----   -----
  Total operating expenses.............  88.9    89.6    91.3     6.7    25.6
                                        -----   -----   -----   -----   -----
Operating income.......................  11.1    10.4     8.7    15.2    53.6
Interest income........................   0.2     0.2     0.6   (17.9)  (55.1)
Interest expense.......................  (1.2)   (0.5)   (0.5)  165.8    18.1
Minority interest......................  (1.2)   (1.1)   (0.9)   10.4    64.0
                                        -----   -----   -----   -----   -----
Income before taxes....................   8.9     9.0     7.9     6.9    46.9
Provision for income taxes.............   3.4     3.4     2.9     8.5    54.4
                                        -----   -----   -----   -----   -----
Net income.............................   5.5 %   5.6 %   5.0 %   6.0 %  42.7 %
                                        =====   =====   =====   =====   =====

Revenues

   NOVA derives revenues from the processing of credit, charge and debit card transactions that are authorized and captured primarily through the NOVA Network. Merchants are charged for transaction processing services at a bundled rate assessed as a percentage of the dollar amount of each transaction processed or a per transaction fee, or a combination of both. These charges, referred to as "gross merchant discount," are negotiated with each merchant and represent in excess of 90% of NOVA's revenues. Other sources of revenue include fees for handling chargebacks, monthly minimums, equipment rentals, sales or leases, and other miscellaneous services. Revenues are reported net of amounts paid to ISO's, agent banks and merchant associations under revenue sharing agreements pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants.

   Revenues increased $111.7 million, or 7.6%, to $1.6 billion for the year ended December 31, 2000 compared with $1.5 billion for the same period in 1999. The growth was commensurate with a 5.9% increase in the annual merchant sales processing volume to $60.6 billion in 2000 compared to $57.2 billion in 1999. NOVA experienced strong internal growth in the core business represented by the bank, joint venture, and ISO distribution channels.

   In 1999, NOVA's revenue increased $321.0 million, or 28.0%, to $1.5 billion, compared with $1.1 billion for the same period in 1998. Revenue growth was primarily attributable to a 20.4% increase in merchant sales processing volume to $57.2 billion from $47.5 billion in 1998. Of the total increase, approximately $1.2 billion in volume and $39.3 million in related revenues were attributable to individually immaterial purchases made during the year. The pass-through of higher interchange rates from the credit card associations in the form of higher discount rates accounts for approximately $66.5 million of the increased revenues. The remaining increase is primarily due to internal growth and bank marketing relationships.

Cost of Service

   Cost of service includes costs directly attributable to furnishing transaction processing and other services to NOVA's merchant customers. The most significant components of cost of service include interchange and assessment fees charged by the card associations for clearing services, advertising and other expenses. Interchange and assessment fees are billed primarily as a percent of dollar volume processed and a per-transaction fee. Additional costs include NOVA Network costs and other direct operating expenses, as well as third party expenses for POS network service (for merchants not yet converted to the NOVA Network), merchant accounting, bank clearing and settlement fees, and the cost of equipment leased, rented or sold.

   Cost of service increased $81.3 million, or 7.3%, to $1.2 billion in 2000 compared to $1.1 billion in 1999. The increase in cost of service related mainly to interchange and assessment fee increases in direct association to the increase in annual processing volume, and other direct processing costs associated with the increased volume. Gross margin was 23.8% in 2000 compared to 23.6% in 1999. This increase was based on the benefit of greater economies of scale and from reduced third-party costs as merchants were converted to NOVA's operating platforms.

   In 1999, cost of service increased $235.1 million, or 26.6%, to $1.1 billion in 1999 from $885.6 million for the same period in 1998. The increase resulted from interchange, assessment fees and other operating costs associated with the higher merchant sales volume processed. Incremental increases were also recognized for interchange expenses as a result of credit card association rate increases. Gross margin increased to 23.6% in 1999 from 22.7% in 1998 because a substantial portion of the portfolio purchases and merger and acquisitions transactions had been converted to the NOVA Network, therefore reducing the number of transactions being processed by higher cost third party vendors.

Conversion Costs

   Conversion costs include expenses incurred to convert acquired portfolios from third-party processing platforms to NOVA's proprietary systems. Costs are expensed as incurred and include expenses related to reprogramming point-of-sale terminals and personal computers (collectively "POS devices") at merchant locations, duplicate costs to process transactions prior to conversion, unfavorable contract payments for transaction authorizations, and independent contractor fees.

   Due to the substantial completion of conversion efforts related to the PMT portfolios and other smaller merchant portfolio purchases, conversion expenses decreased significantly in 2000 compared to 1999. Expenses of $13.4 million in 2000 represented a $13.0 million, or a 49.3% decline from the $26.3 million recorded in 1999.

   In 1999, conversion costs increased by $16.3 million over 1998 levels to $26.3 million. This increase was related to substantial conversion efforts, including the conversions of portfolios related to the PMT acquisition, Corestates Bank merchant portfolio acquired in October 1998 and Key Merchant Services, LLC ("KMS") joint venture transaction in January 1998.

Selling, General and Administrative Expenses

   Selling, general and administrative ("SG&A") expenses increased in 2000 to $119.3 million, or 8.7%, from 1999 expenses of $109.7 million. SG&A expenses as a percentage of revenues rose slightly in 2000 to 7.6% compared to 7.5% in 1999. The increase was mainly related to higher personnel and infrastructure costs incurred in connection with the opening in early 2000 of the Atlanta, GA operations center. In addition, management and administrative staffing was expanded to support current and anticipated volume and revenue growth. During the fourth quarter of 2000, management took actions to bring SG&A expenses in line with revenues as discussed earlier.

   In 1999, SG&A expenses were $109.7 million, an increase of $3.8 million, or 3.6%, over 1998 expenditures of $105.9 million. As a percentage of revenue, selling, general and administrative expenses decreased to 7.5% from 9.2% in 1998. The expense relationship to revenue illustrates the significant economies of scale achieved through processing higher credit and debit card processing volume and the consolidation of operating and administrative functions.

Depreciation and Amortization

   NOVA recognizes depreciation expense related to the tangible assets acquired for buildings, leasehold improvements, equipment, furniture and fixtures, and software. Amortization expense relates primarily to intangible assets, such as merchant portfolio and contracts, non-compete agreements, and goodwill associated with business acquisitions.

   Expenses for depreciation and amortization increased $11.0 million, or 19.2%, to $68.3 million in 2000 compared to $57.3 million in 1999. The increase was due to the portfolio and merchant contract purchase activity in late 1999 and early in 2000, and capital expenditures related to facilities, including the Atlanta, Georgia operations center, and the depreciation of costs to enhance NOVA's processing technology platforms.

   In 1999, depreciation and amortization expenses increased 27.9% to $57.3 million, compared to $44.8 million in 1998, primarily due to expenses associated with portfolio and merchant contract purchases, investments in joint ventures and the expanded operating center in Knoxville, TN placed into service in late 1998.

Operating Income

   Operating income for 2000 increased 15.2% to $175.4 million compared to $152.5 for 1999 and net operating margins improved to 11.1% from 10.4% in 1999. The improvement was driven by higher gross margins and the significant decrease in conversion expense. These improvements were offset by increased costs in SG&A and depreciation and amortization expenses.

   In 1999, NOVA's operating income was $152.5 million, as compared to operating income of $99.3 million during 1998. The increase in operating income of $53.2 million, or 53.6%, is due to the factors noted above. Operating margins improved in 1999 to 10.4% from 8.7% in 1998.

Interest Income and Expense

   Interest income decreased $0.5 million, or 17.9%, to $2.4 million in 2000 compared to $2.9 million in 1999. Interest income decreased 55.1% to $2.9 million in 1999, compared to $6.6 million in 1998.

   Financing costs increased in 2000 to $18.8 million compared to $7.1 million in 1999. The decrease in interest income and the increase in interest expense were driven by the use of available cash and the draw-down of funds available from the revolving line of credit used primarily to support the share repurchase program.

   In 1999, interest expense increased 18.1% to $7.1 million compared to $6.0 million in 1998. The increase was lead primarily by higher average debt obligations outstanding related to the share repurchase program in late 1999.

Minority Interest

   Effective April 1, 2000 EuroConex Technologies Limited ("EuroConex") was formed by NOVA and The Governor and Company of the Bank of Ireland ("BOI") to provide transaction processing for credit/debit cards and related electronic commerce processing and services primarily to retailers and financial institutions in a defined European territory. This agreement granted NOVA its first entrance into the burgeoning European transaction processing market. Ireland presents an attractive point of entry and BOI offers a strong reputation and presence in the European Union financial community. The equity earnings of the joint venture are included in the statement of operations since the date of formation.

   Minority interest increased 10.4% to $18.2 million in 2000 compared to $16.5 million in 1999. Continued growth and related increased profitability of KMS and Elan were offset by the equity earnings from EuroConex.

   In 1999, minority interest increased 64.0% to $16.5 million from $10.1 million in 1998. This increase reflects the improved profitability of Elan and KMS resulting from their conversion during 1998.

Income Taxes

   The effective tax rate in 2000 from continuing operations was 38.2% compared to 37.4% in 1999. The increase in the effective rate primarily reflects the non-deductibility of goodwill amortization relating to business acquisitions in 2000.

   At December 31, 2000, NOVA had recorded a net deferred tax asset of $35.6 million (gross deferred tax assets of $79.7 million, net of gross deferred tax liabilities of $44.1 million). NOVA has evaluated the need for a valuation allowance and determined that it is more likely than not that the deferred tax asset will be realized. The Company estimates it would need to generate approximately $210.0 million of taxable income to realize the total deferred tax assets of $79.7 million. NOVA believes that a portion of the deferred tax assets will be realized by the reversal of the deferred tax liabilities recorded. Additionally, the Company has the ability to carryback net operating losses two years to offset taxable income (approximately $147 million) in the earlier years. Any remaining exposure will be offset against future taxable income. The Company believes that future taxable income will be generated from ordinary and recurring operations, as NOVA has historically been profitable for financial reporting and income tax purposes.

   In 1999, NOVA's effective tax rate was 37.4%, compared with an effective income tax rate of 40.4% for 1998. The increase in the effective rate primarily reflects the inclusion in 1998 of Subchapter S Corporation income which is not subject to income tax. The decrease from 40.4% to 37.4% resulted from decreasing income apportionment from high tax states through both facility and personnel relocations and incorporating PMT's businesses into NOVA's state tax planning structure.

Net Income

   As a result of the factors discussed above net income rose to $87.4 million for the year ended December 31, 2000 compared to $82.6 million for the year ended December 31, 1999. The profitability growth of 6.0% was also supported by a strengthening of earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA increased to $225.6 million, or 16.8%, for 2000 compared to $193.2 million in 1999. Earnings increased $0.13 per share to $1.27 in 2000 compared to $1.14 per share in 1999.

   In 1999, net income of $82.6 million, or $1.14 per share, compared to net income in 1998 of $57.9 million, or $0.80 per share due to the factors noted above.

Liquidity and Capital Resources

   Historically, NOVA's primary uses of its capital resources include the purchase of merchant portfolios, investments in joint ventures, capital expenditures, share repurchases and working capital requirements. Funds generated from earnings and bank borrowings are the principal sources to fund capital resources.

   NOVA produced significant cash flow in 2000 of $143.8 million from operating activities, $92.4 million in 1999, and $42.8 million in 1998. Cash flow was generated primarily from operating earnings, after considering the effect of depreciation and amortization and, for 2000 and 1998, the non-cash effect of the asset impairment charge and the restructuring, merger and consolidation charges.. The previously mentioned special charges and loss on discontinued operations created significant deferred income taxes that provided an unfavorable effect on operating cash flows. During 1998, deferred tax assets resulting from merger related timing differences also had a significant unfavorable affect on cash flows from operating activities, although 1999 benefited from the turn around of a substantial portion of these timing differences. Cash flows from operations in 1999 were also unfavorably impacted from the payment of merger charges accrued in 1998.

   Investing activities utilized a net $97.4 million in 2000, compared to $150.1 million in 1999, and $108.0 million in 1998. During 2000, investments were made for portfolio and merchant contract purchases of $53.4 million, $34.9 million in capital expenditures, primarily for enhancing and improving the technology platforms and operating centers, and $26.4 million to fund equipment leases. The amounts collected on finance leases fell in 2000 from prior years due the sale of leases in a securitized sale arrangement.

   Financing activities used a net $32.2 million in 2000 and provided $39.2 million, and $89.4 million, for 1999, and 1998, respectively. During 2000, NOVA's primary financing sources were bank borrowings of $94.8 million, of which $73.6 million was used to purchase approximately 4.9 million treasury shares. In the fourth quarter, the Company's Board of Directors authorized an increase of $250.0 million to the existing $250.0 million share repurchase plan, for a total of $500.0 million. In 2000, NOVA issued 1,162,308 shares of treasury stock to complete two minor business purchases. The exercise of employee stock options also provided significant sources of cash for NOVA in 2000 and 1999. In 2000, NOVA entered into a $75.0 million asset-backed securitization facility whereby certain accounts receivable from equipment finance leases were sold. Funding under the securitization facility is provided under a revolving credit agreement. The cash proceeds of $41.5 million were used to pay off all outstanding borrowings under notes issued for equipment backed leases. The securitization facility offered the Company a favorable cost of borrowing, a cash flow injection from the initial pool of assets sold, and a strengthened capital position. Additionally, the Company obtained bridge financing of $50.0 million to supplement cash needs. In 1999, the primary source of funds was bank borrowings of $232.9 million, of which $159.1 million was used to acquire shares of NOVA stock. NOVA's financing sources during 1998 relate primarily to a stock offering completed in April 1998, which provided $142.6 million, net of expenses, and bank borrowings totaling $21.8 million. Subsequent to the public offering, NOVA used $53.1 million of the net proceeds to repay amounts outstanding under its bank credit facilities.

   NOVA has available credit facilities of $300.0 million. At December 31, 2000, $257.5 million in borrowings were outstanding under these facilities. See
Note 8 to the Consolidated Financial Statements.

   NOVA typically has relatively low working capital requirements because merchant discount fees charged are collected in an average of thirty days, while normal vendor payables are paid in thirty days or longer. In addition, acquisition activity may cause variations in working capital due to conversion period operating costs and the transition in the payment of expenses and the collection of receivables from the former processor to NOVA.

   NOVA anticipates that it will incur approximately $35.0 million in capital expenditures exclusive of purchase of equipment for leasing and merchant and customer contracts during 2001, primarily for upgrading and enhancing its information systems. Since electronic transaction processing is virtually all technology based, NOVA expects to continue the trend in capital investments in its technology infrastructure and solutions for the foreseeable future. However, there can be no assurances that NOVA will not incur higher or lower capital expenditures in 2001 and beyond to support the business.

   NOVA believes its existing cash and cash equivalents, cash generated from operations, and available credit facilities are sufficient to fund future merchant and customer contract purchases, capital investment needs, and working capital requirements for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk, including changes in interest rates, primarily related to long-term debt obligations and notes receivable. A discussion of our accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We monitor the risks associated with interest rates and have established policies and business practices to protect against these and other exposures, but there is no assurance that we will be successful in limiting our exposure to such risks.

   Based on the Company's long-term debt obligations and note receivable at December 31, 2000, a 1.0% increase in market interest rates would increase interest expense and interest income by approximately $2.6 million and $0.1 million, respectively. At December 31, 1999, a 1.0% increase in market interest rates would increase interest expense and interest income by approximately $0.7 million and $0.1 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Auditors...........................................   24
Consolidated Balance Sheets at December 31, 2000 and 1999................   25
Consolidated Statements of Operations for the three years ended December
 31, 2000................................................................   26
Consolidated Statements of Shareholders' Equity for the three years ended
 December 31, 2000.......................................................   27
Consolidated Statements of Cash Flows for the three years ended December
 31, 2000................................................................   28
Notes to Consolidated Financial Statements...............................   29

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders:

   We have audited the accompanying consolidated balance sheets of NOVA Corporation (and subsidiaries) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOVA Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                     /s/ Ernst & Young LLP

Atlanta, Georgia
February 14, 2001

                                NOVA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               Years Ended
                                                               December 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
Assets
Current Assets:
Cash and cash equivalents.................................. $  46,780  $ 32,574
Trade receivables, less allowances of $18,016 and $28,919
 at December 31, 2000 and 1999.............................   118,729   119,288
Current portion of net investment in leases................     3,595    15,611
Inventory..................................................     3,012    11,255
Income taxes recoverable...................................    11,197    13,061
Deferred income taxes......................................     4,638    20,114
Other current assets.......................................    10,707     8,935
                                                            ---------  --------
  Total current assets.....................................   198,658   220,838
Merchant and customer contracts, net.......................   295,534   331,933
Long-term portion of net investment in leases..............    14,073    42,145
Property, equipment, and software, net.....................    87,980    76,963
Goodwill, net..............................................    15,368    14,033
Note receivable............................................    13,371    13,618
Deferred tax asset, net....................................    31,008       --
Other assets...............................................    22,452    29,814
                                                            ---------  --------
                                                            $ 678,444  $729,344
                                                            =========  ========
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable........................................... $  19,514  $ 22,039
Accrued liabilities........................................    43,233    32,696
Accrued restructuring, merger and consolidation charges....    10,984     8,813
Short-term borrowings and current maturities of long-term
 debt......................................................    13,713    16,066
                                                            ---------  --------
  Total current liabilities................................    87,444    79,614
Long-term debt.............................................   246,556   238,253
Deferred tax liability, net................................       --     11,928
Minority interest in subsidiaries..........................     8,793     8,680
Shareholders' Equity:
Common stock, $.01 par value, 200,000 shares authorized,
 73,667 shares outstanding at December 31, 2000 and 1999...       737       737
Additional paid in capital.................................   432,948   435,345
Unearned compensation......................................    (3,437)      --
Treasury stock, at cost, 8,459 shares and 5,432 shares at
 December 31, 2000 and 1999................................  (168,350) (145,329)
Retained earnings..........................................    73,753   100,116
                                                            ---------  --------
  Total shareholders' equity...............................   335,651   390,869
                                                            ---------  --------
                                                            $ 678,444  $729,344
                                                            =========  ========

          See accompanying notes to consolidated financial statements.

                                NOVA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                Years Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Revenues..................................  $1,578,373  $1,466,639  $1,145,664

Operating Expenses:
Cost of service...........................   1,259,906   1,120,733     885,606
Conversion costs..........................      13,350      26,337       9,991
Selling, general and administrative.......     119,259     109,722     120,154
Depreciation and amortization.............      68,335      57,332      44,839
Asset impairment charge...................      84,571         --          --
Restructuring, merger and consolidation
 charges..................................      10,566         180      90,720
                                            ----------  ----------  ----------
  Total operating expenses................   1,555,987   1,314,304   1,151,310
                                            ----------  ----------  ----------
Operating Income (Loss)...................      22,386     152,335      (5,646)
Other income (expense):
Interest income...........................       2,419       2,946       6,560
Interest expense..........................     (18,839)     (7,083)     (5,999)
Minority interest.........................     (18,197)    (16,487)    (10,056)
                                            ----------  ----------  ----------
  Total other expenses....................     (34,617)    (20,624)     (9,495)
                                            ----------  ----------  ----------
Income (loss) from continuing operations
 before income taxes......................     (12,231)    131,711     (15,141)
Provision (benefit) for income taxes......       3,176      49,243      (2,362)
                                            ----------  ----------  ----------
Income (loss) from continuing operations..     (15,407)     82,468     (12,779)
Loss from discontinued operations, net of
 tax......................................      (1,998)        --          --
Loss on disposal of discontinued
 operations, net of tax...................      (8,958)        --          --
                                            ----------  ----------  ----------
  Net Income (Loss).......................  $  (26,363) $   82,468  $  (12,779)
                                            ==========  ==========  ==========
Income (loss) per share-Basic:
  Continuing operations...................  $    (0.23) $     1.16  $    (0.18)
  Discontinued operations.................       (0.16)        --          --
                                            ----------  ----------  ----------
                                            $    (0.39) $     1.16  $    (0.18)
                                            ==========  ==========  ==========
Income (loss) per share-Diluted:
  Continuing operations...................  $    (0.23) $     1.14  $    (0.18)
  Discontinued operations.................       (0.16)        --          --
                                            ----------  ----------  ----------
                                            $    (0.39) $     1.14  $    (0.18)
                                            ==========  ==========  ==========
Shares used in per share calculations:
  Weighted average shares-Basic...........      67,961      71,154      70,061
  Weighted average shares-Diluted.........      67,961      72,561      70,061

          See accompanying notes to consolidated financial statements.

                                NOVA CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                         Common Stock  Additional               Treasury Stock
                         -------------  Paid in     Unearned   ------------------  Retained
                         Shares Amount  Capital   Compensation Shares    Amount    Earnings    Total
                         ------ ------ ---------- ------------ ------  ----------  --------  ---------
BALANCE at December 31,
 1997................... 65,015  $650   $271,314    $   --        --   $      --   $ 32,620  $ 304,584
 Issuance of common
  stock related to NOVA
  secondary offering,
  net of expenses.......  5,000    50    142,539        --        --          --        --     142,589
 Stock options
  exercised.............    615     6      6,614        --        --          --        --       6,620
 Income tax benefit from
  stock options
  exercises.............    --    --       1,057        --        --          --        --       1,057
 Subsidiary fiscal year
  conversion............    307     3        163        --        --          --      5,506      5,672
 Pooling of interests
  transactions..........  1,660    17        812        --        --          --     (2,593)    (1,764)
 Distribution of
  Subchapter S
  Corporations prior to
  poolings..............    --    --         --         --        --          --     (4,761)    (4,761)
 Net and comprehensive
  net loss..............    --    --         --         --        --          --    (12,779)   (12,779)
                         ------  ----   --------    -------    ------  ----------  --------  ---------
BALANCE at December 31,
 1998................... 72,597   726    422,499        --        --          --     17,993    441,218
                         ------  ----   --------    -------    ------  ----------  --------  ---------
 Stock options
  exercised.............  1,070    11      9,344        --        --          --        --       9,355
 Income tax benefit from
  stock options
  exercises.............    --    --       9,540        --        --          --        --       9,540
 Subsidiary fiscal year
  conversion............    --    --         --         --        --          --       (345)      (345)
 Treasury stock
  acquired..............    --    --         --         --     (5,972)   (159,144)      --    (159,144)
 Treasury stock issued
  for stock options.....    --    --      (6,038)       --        540      13,815       --       7,777
 Net and comprehensive
  net income............    --    --         --         --        --          --     82,468     82,468
                         ------  ----   --------    -------    ------  ----------  --------  ---------
BALANCE at December 31,
 1999................... 73,667   737    435,345        --     (5,432)   (145,329)  100,116    390,869
                         ------  ----   --------    -------    ------  ----------  --------  ---------
 Treasury stock issued
  for acquisitions......    --    --        (821)       --      1,162      30,973       --      30,152
 Treasury stock
  acquired..............    --    --         --         --     (4,928)    (73,611)      --     (73,611)
 Treasury stock issued
  for stock option
  exercises.............    --    --      (3,611)       --        626      16,620       --      13,009
 Income tax benefit from
  stock options
  exercises.............    --    --       1,637        --        --          --        --       1,637
 Treasury stock issued
  for restricted share
  awards................    --    --         398     (3,395)      113       2,997       --         --
 Purchase of shares held
  in employee benefit
  plans.................    --    --         --        (826)      --          --        --        (826)
 Amortization of
  unearned
  compensation..........    --    --         --         784       --          --        --         784
 Net and comprehensive
  net loss..............    --    --         --         --        --          --    (26,363)   (26,363)
                         ------  ----   --------    -------    ------  ----------  --------  ---------
BALANCE at December 31,
 2000................... 73,667  $737   $432,948    $(3,437)   (8,459) $(168,350)  $ 73,753  $ 335,651
                         ======  ====   ========    =======    ======  ==========  ========  =========


          See accompanying notes to consolidated financial statements.

                                NOVA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
Cash Flows From Operating Activities
Net income (loss).............................  $(26,363) $  82,468  $ (12,779)
Subsidiary fiscal year conversion.............       --       2,547      4,820
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Non-cash portion of restructuring, merger
   and consolidation charges..................     3,090        --      18,491
  Depreciation and amortization...............    68,335     57,332     44,839
  Deferred income taxes.......................   (27,460)     3,210    (30,429)
  Loss on disposal of discontinued
   operations.................................     8,958        --         --
  Minority interest...........................    19,128     16,605     10,193
  Asset impairment charge.....................    84,571        --         --
 Changes in assets and liabilities, net of the
  effects of business acquisitions
  Trade receivables...........................     2,640    (41,993)   (32,179)
  Inventory...................................     8,544     (2,795)    (4,503)
  Other assets................................    (4,971)    (8,160)   (21,409)
  Accounts payable............................    (4,276)    (7,235)    11,131
  Accrued liabilities.........................    11,566     (9,620)    54,670
                                                --------  ---------  ---------
 Net cash provided by operating activities....   143,762     92,359     42,845
                                                --------  ---------  ---------
Cash Flows From Investing Activities
Purchases of merchant and customer contracts..   (53,359)  (102,218)   (91,125)
Purchase of property and equipment............   (34,914)   (28,199)   (46,385)
Purchase of equipment for leasing.............   (26,372)   (33,220)   (27,906)
Amounts placed in escrow related to business
 purchase transactions........................       --      (8,700)       --
Amounts received on leases....................    17,244     22,192     39,123
Other.........................................       --         --      18,329
                                                --------  ---------  ---------
 Net cash used in investing activities........   (97,401)  (150,145)  (107,964)
                                                --------  ---------  ---------
Cash Flows From Financing Activities
Proceeds from short-term borrowings, net......    11,500        --       1,496
Proceeds from long-term debt..................    83,266    232,928     20,353
Payments on long-term debt and capital
 leases.......................................   (88,850)   (36,008)   (70,074)
Proceeds from public offerings, net of
 offering expenses............................       --         --     142,589
Proceeds from sale of finance leases..........    41,546        --         --
Proceeds from stock options exercised.........    13,009     17,132      6,620
Purchase of treasury stock....................   (73,611)  (159,144)       --
Issuance of note receivable...................       --         --      (1,785)
Distributions of Subchapter S Corporations....       --         --      (4,761)
Distributions of interest to minority
 partners.....................................   (19,015)   (15,679)    (5,011)
                                                --------  ---------  ---------
 Net cash (used in) provided by financing
  activities..................................   (32,155)    39,229     89,427
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    14,206    (18,557)    24,308
                                                --------  ---------  ---------
Cash and cash equivalents, beginning of the
 year.........................................    32,574     51,131     26,823
                                                --------  ---------  ---------
Cash and cash equivalents, end of the year....  $ 46,780  $  32,574  $  51,131
                                                ========  =========  =========
Supplementary information
  Income taxes paid...........................  $ 21,392  $  31,896  $  28,181
  Interest paid...............................  $ 18,187  $   6,753  $   6,944
  Notes payable issued in connection with
   business acquisition.......................  $    --   $     --   $  33,758

           See accompanying notes to consolidated financial statements.

                                NOVA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Organization

   NOVA Corporation (the "Company" or "NOVA") is an integrated service provider of transaction processing services, related software applications, and value-added services primarily to small to medium-sized merchants. The Company provides transaction processing support for all major credit and charge cards, including VISA, MasterCard, American Express, Discover, Diners Club and JCB, and also provides access to debit card processing and check verification services. NOVA provides merchants a broad range of transaction processing services, including authorizing card transactions at the point-of-sale ("POS"), capturing and transmitting transaction data, payment settlement and assisting in resolving billing disputes with customers.

Principles of Consolidation

   The consolidated financial statements include the accounts of NOVA Corporation and all majority-owned subsidiaries. Investments in business entities in which NOVA does not have a majority ownership or the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and included in "Other assets" on the accompanying consolidated balance sheets. All significant intercompany balances and transactions are eliminated.

Estimates and Assumptions

   In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations

   On September 24, 1998, NOVA completed a merger with PMT Services, Inc. ("PMT"), pursuant to which PMT became a wholly-owned subsidiary of NOVA through a transaction that qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the consolidated historical financial statements for all periods presented combine the financial results of NOVA and PMT. Although prior to the merger PMT reported on the fiscal year ended July 31, PMT changed its year end to October 31 in 1998. Conforming PMT to a calendar year from a fiscal year was not practicable for 1998 due to the timing and cost associated with establishing and auditing the beginning of year balances as of January 1, 1998. Beginning in 1999, PMT's fiscal year was changed to conform to a calendar year.

   The NOVA statements of operations and cash flows for the year ended December 31, 1998 have been combined with the PMT statements of operations and cash flows for the twelve months ended October 31, 1998. The results of operations for PMT for the period November 1, 1998 through December 31, 1998 included a net loss of $0.3 million and was recorded as a decrease in shareholders' equity for the year ended December 31, 1999. Revenues for this interim period were $90.8 million and expenses, including income tax benefits, were $91.1 million.

   There were no transactions between NOVA and PMT prior to the combination, and immaterial adjustments were recorded to conform PMT's accounting policies. Certain reclassifications were made to the PMT financial statements to conform to NOVA's presentations.

   Transactions accounted for under the purchase method of accounting reflect the net assets of the acquired businesses at fair value on the date of acquisition. The results of operations are included since the date of acquisition.

                                NOVA CORPORATION

Revenue And Cost Of Service Recognition

   Revenues derived principally from the electronic processing of transactions (principally gross merchant discount) are recognized, net of revenue sharing amounts, at the time the merchant's transactions are processed. Directly related cost of service is also recognized at the time of processing and includes interchange fees paid to the credit card issuing bank, VISA and MasterCard assessments, telecommunications expenses, and merchant accounting processing fees.

   Additional revenue sources include the sale, lease and rental of POS equipment and software applications. Revenues related to direct financing leases are recognized over the term of the lease using the effective interest method. Equipment sales revenues are recorded when the equipment is shipped. Rental income is recognized as earned.

   When the Company purchases merchant and customer contracts, it typically enters into revenue sharing agreements with the sellers. The revenue sharing amounts are determined primarily on sales volume processed for a particular group of merchants. Revenue is shown in the accompanying statements of operations net of revenue sharing amounts of $55.6 million, $47.8 million, and $35.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Conversion Costs

   The cost of converting purchased merchant portfolios from the seller's processing platform and telecommunications network to the NOVA Network is expensed as incurred.

Cash and Cash Equivalents

   Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with maturities of three months or less when purchased.

Restricted Cash

   Restricted cash represents funds held-on-deposit with certain banks pursuant to agreements to cover potential merchant losses. These amounts are classified as "Other assets" for financial statement purposes and were $8.8 million and $11.5 million at December 31, 2000, and 1999, respectively.

Financial Instruments

   Management believes the carrying amounts of financial instruments at December 31, 2000 and 1999, including cash, trade receivables, note receivable, accounts payable, accrued expenses and loans payable to financial and lending institutions approximate fair value. The Company's financial instruments at December 31, 2000, and 1999 consist primarily of cash and cash equivalents, trade receivables, and loans payable to financial and lending institutions. Due to the short maturities of the cash and cash equivalents and the current nature of trade receivables, carrying amounts approximate the respective fair values. The loans payable are primarily variable rate instruments at terms the Company believes would be available if similar financing were obtained from another third party. As such, their carrying amounts also approximate their fair value.

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade receivables and cash investments. Concentrations of credit risk with respect to trade receivables are limited, due to the large number of entities comprising the customer base and the ongoing credit evaluations conducted to monitor the status of a customer's financial condition. Cash investments are held by numerous financial institutions and present minimal risk to the Company.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was required to be adopted in all fiscal quarters of fiscal years beginning after June 15, 2000. The new statement will not have a significant effect on earnings or the financial position of the Company.

                                NOVA CORPORATION

Trade Receivables

   Trade receivables are primarily comprised of amounts due from merchants and represent the discount earned, after related interchange fees on transactions processed during the month ending on the balance sheet date. Such balances are collected from the merchants and received through the clearing and settlement banks within thirty days following the end of each month.

   The Company's merchant customers have liability for charges disputed by cardholders. However, in the case of merchant insolvency, bankruptcy or other nonpayment, the Company may be liable for any such charges disputed by cardholders. NOVA believes that the diversification of its merchant portfolio among industries and geographic regions reduces its risk of loss. Based on historical loss experience, the Company has established reserves for estimated credit losses on transactions processed.

Equipment Leasing and Sales

   The Company provides equipment leasing options to its customers. At inception of a direct financing lease, the Company records an investment equal to the total of future lease rentals and the estimated residual value of the leased equipment less unearned income. The unearned income is the difference between the cost of the equipment and the total of future lease payments plus the estimated residual value of the leased equipment. Residual value representing the fair value of the underlying lease equipment is based upon the estimated proceeds from the sale or lease of the asset at the end of the lease term. Amortization of unearned income is recorded using the effective interest method. The investment in financing leases is reduced by an allowance for lease payments that are expected to be uncollectible.

   Sales-type leases differ from direct financing leases because the present value of the future lease payments includes a dealer profit. These leases are recorded as sales at the present value of the future lease payments and the equipment cost as a component of "Cost of service" at the time of the lease inception. The accounting for the lease receivable over the lease term is the same as a direct financing lease.

   Operating lease income is recognized on a straight-line basis over the lease term in accordance with the rental terms established in the rental agreement. The cost of the equipment is depreciated over its useful life.

Inventory

   Inventory consists of electronic POS equipment and is stated at the lower of cost or market. The first-in, first-out method is used to determine the cost of inventory.

Property, Equipment, and Software

   Property, equipment and software is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over three to seven years and buildings are depreciated over thirty years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Computer software costs, consisting of costs to purchase and develop software, are capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and depreciated over the useful life of each project, not exceeding seven years. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that extend the useful life are added to the property, equipment and software accounts. The cost of POS equipment rented to merchants under operating leases is capitalized and depreciated over three years.

                                NOVA CORPORATION

Intangibles

   Intangible assets consist primarily of merchant and customer contracts, goodwill, and other intangibles, primarily non-compete agreements included in "Other assets" in the consolidated financial statements, acquired either directly or through business acquisitions. Amortization of merchant and customer contracts is provided on a straight-line basis over their estimated useful lives, ranging from four to ten years, based on the Company's estimate of the undiscounted cash flow. Accumulated amortization of merchant and customer contracts was $86.7 million and $100.1 million at December 31, 2000, and 1999, respectively. Amortization expense of merchant and customer contracts was $43.6 million, $37.2 million and $30.0 million at December 31, 2000, 1999, and 1998, respectively. Amortization of goodwill is provided on a straight-line basis over thirty years. Accumulated amortization of goodwill was $3.6 million and $3.3 million at December 31, 2000, and 1999, respectively. Amortization expense of goodwill was $0.6 million for each of the years ended December 31, 2000, 1999, and 1998. Amortization of other intangibles is provided on a straight-line basis over the life of the underlying contract, typically five years. Accumulated amortization of other intangibles was $7.3 million and $7.1 million at December 31, 2000, and 1999, respectively. Amortization expense of other intangibles was $2.6 million, $2.4 million and $1.7 million at December 31, 2000, 1999, and 1998, respectively.

   In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of," all long-lived assets are evaluated for indications of impairment based on the undiscounted cash flows of the related business or merchant and customer contracts purchased. If the evaluation indicates that the net carrying amount may not be recoverable, the impaired asset is written down to its estimated carrying value as determined by the discounted cash flows over the projected remaining life of the underlying assets.

Income Taxes

   The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and their respective amounts used for income tax purposes.

Stock Compensation

   NOVA has elected under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to continue to use the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB 25"). Refer to Note 13 regarding pro forma net income (loss) and earnings per share information.

   Restricted stock awards are recorded at the fair market value of the shares on the date of grant. Compensation expense for the awards is recognized ratably over the underlying vesting period.

Earnings Per Share

   Basic earnings per common share is calculated based on the weighted average number of common shares outstanding in each period. Diluted earnings per common share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options and

                                NOVA CORPORATION
warrants, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of the dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

Recent Pronouncement

   In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140"). SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 requires a transfer of financial assets and surrender of control over those assets to be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. NOVA will adopt the provisions of SFAS 140 that are required in fiscal years ending after December 31, 2000 in connection with the sale and surrender of certain net investments in finance leases. See Note 7 .

Presentation

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NOTE 2. ASSET IMPAIRMENT AND SPECIAL CHARGE

   In 2000, NOVA determined that it had experienced an increased attrition in the merchants it acquired in connection with the acquisition of PMT. This determination resulted from the completion of the PMT integration and the availability of two full quarters of complete processing history with the majority of the PMT business on the NOVA platforms. The Company assessed the impact of the increased attrition on the related assets, including merchant and customer contracts, goodwill, and non-compete agreements (non-compete agreements are classified as "Other assets" in the consolidated balance sheets). This evaluation indicated that the assets were not fully recoverable. An asset impairment charge of $84.6 million was recognized in the second quarter of 2000 based on the estimated recoverability of the net carrying value as determined by the discounted cash flows over the projected remaining life of the assets. The value of the assets was adjusted to reflect the estimated fair value and the amortization period was adjusted to reflect the projected remaining life of the related assets. In connection with the asset impairment charge, a special charge of $57.9 million was recognized to establish reserves and write-down merchant receivables and other related assets associated with the PMT portfolio to their net realizable value. This charge was included as a component of "Cost of service."

NOTE 3. DISCONTINUED OPERATIONS

   In February 2000, the Company exercised its option to acquire additional units in Econex, LLC ("Econex") that increased its equity ownership to more than 51% from the initial 19.5%. Prior to this, the Company accounted for the investment in Econex under the cost method of accounting. During April 2000, Econex retired a member's interest that had the effect of increasing NOVA's ownership percentage to approximately 72%. At the time of the transactions, Econex had a retained earnings deficit of approximately $10.5 million.

   During the third quarter 2000, NOVA decided to fully divest, discontinue and liquidate the operations of Econex. This decision was based upon a detailed review of the historical operating performance of Econex from inception and the projection of future operating results and cash resource requirements. Econex was engaged in the business of providing virtual store building and web site hosting to businesses that desire to conduct commerce electronically via the Internet. Econex derived all of its revenues and related costs from the

                                NOVA CORPORATION
aforementioned services. The revenues reported by Econex for the nine months ended September 30, 2000 were approximately $0.2 million. The remaining assets and liabilities consisted of trade receivables, trade payables, and accruals for future costs associated with the liquidation of Econex. As a result, NOVA recognized an after tax loss of $11.0 million, or $0.16 per share for the year ended December 31, 2000. The pre-tax loss of $17.5 million was reduced by tax benefits of $6.5 million. The liquidation of Econex was substantially completed by December 31, 2000.

NOTE 4. RESTRUCTURING, MERGER AND CONSOLIDATION CHARGES

Restructuring Charges

   In the fourth quarter of 2000, NOVA recorded a $10.6 million pre-tax restructuring charge for severance and related termination benefits, lease abandonment costs, and disposal and write-down of assets. These charges relate to management's plan to improve overall business efficiencies and align the cost structure with the current revenue base by closing two operations centers and eliminating duplicate operational functions. This action resulted in the elimination of approximately 270 positions, primarily management, administrative and operations staff positions. All termination benefits will be paid by the end of the third quarter of 2001. The Company began to vacate the two closed facilities during the fourth quarter of 2000 and expects this activity to be completed by the end of the first quarter of 2001. The charge includes the estimated unrecoverable future lease obligations for these facilities. Asset disposal and write-down are comprised of equipment, furniture and fixtures and leasehold improvements that provide no future use or functionality to the Company.

   The components and utilization of the restructuring charge are detailed as follows:

                                                                2000    Balance
                                             Type of   2000   Payments     at
                                              Charge  Charges Applied   12/31/00
                                             -------- ------- --------  --------
                                                       (In thousands)
Severance packages.......................... Cash     $ 3,240 $(2,033)   $1,207
Lease abandonment........................... Cash       4,236     --      4,236
Asset disposal and write-down............... Non-cash   3,090  (3,090)      --
                                                      ------- -------    ------
                                                      $10,566 $(5,123)   $5,443
                                                      ======= =======    ======

Merger and Consolidation Charges

   As a result of NOVA's merger with PMT in 1998, a $90.7 million charge was recorded. This charge was primarily related to direct merger transaction costs, charges associated with the consolidation and closure of PMT's business properties, contract termination costs related to unfavorable third-party processing contracts, and the decision to exit certain of PMT's sales distribution channels. The primary costs associated with the consolidation and closure of facilities include severance resulting from the elimination of overlapping functions (primarily customer service, accounting and administrative, and executive), abandonment losses on facility lease obligations, and the write-down of capital assets to their net realizable value.

   Beginning in 1998 and continuing throughout 2000, management executed all parts of the integration and consolidation plan, making refinements as additional facts became available and circumstances changed. During 1999, revisions to the plan, which included decisions to close or downsize additional facilities to further streamline the operating and administrative functions, resulted in the reversal of approximately $6.5 million in charges not needed, and additional charges of approximately $6.7 million were recorded to recognize the costs of executing revised elements of the plan. The net additional charge of $0.2 million was reflected in the operating results for 1999.

                                NOVA CORPORATION

   The following is a summary of the activity recorded relating to merger and consolidation charges:

                                                 1998    Balance  Reversals   1999    Balance    2000    Balance
                            Type of     1998   Payments     at    and 1999  Payments     at    Payments     at
                            Charge     Charges Applied   12/31/98  Charges  Applied   12/31/99 Applied   12/31/00
                            -------    ------- --------  -------- --------- --------  -------- --------  --------
                                                            (In thousands)
Direct transaction
 costs.................. Cash          $15,515 $(11,412) $ 4,103   $   241  $ (4,344)  $  --   $   --     $  --
Severance packages...... Cash           14,050   (1,404)  12,646      (558)   (8,297)   3,791   (1,080)    2,711
Lease abandonment....... Cash            4,658      --     4,658     2,689    (2,325)   5,022   (2,192)    2,830
Contract termination
 charges................ Cash           35,506  (13,689)  21,817    (3,621)  (18,196)     --       --        --
Asset write-down........ Non-cash        7,121   (7,121)     --      1,863    (1,863)     --       --        --
Cost to exit
 distribution channel... Cash/Non-cash  13,870  (11,370)   2,500      (434)   (2,066)     --       --        --
                                       ------- --------  -------   -------  --------   ------  -------    ------
                                       $90,720 $(44,996) $45,724   $   180  $(37,091)  $8,813  $(3,272)   $5,541
                                       ======= ========  =======   =======  ========   ======  =======    ======

   Direct Transaction Costs

   Direct merger transaction costs primarily consisted of investment banking commissions, professional fees, and regulatory filing expenses. During 1999, $0.2 million in professional fees were incurred in excess of amounts accrued in 1998.

   Severance Packages

   During 1998, management developed and began implementing plans to close PMT's corporate headquarters, as well as downsize certain PMT's operating subsidiaries. The total number of employees terminated under this plan was 275. Of these employees, certain executives' severance will be paid over two years. During 1999, management was able to settle termination-related benefits associated with certain executives at amounts less than originally recognized, accounting for substantially all of the $2.1 million reversed in this category. During 1999, plan revisions included the termination of approximately 183 employees, resulting in additional severance charges of $1.6 million. The remaining severance reserve balance at December 31, 2000 of approximately $2.7 million relates to the aforementioned executives whose severance will be fully paid by mid-2001.

   Lease Abandonment

   The Company completed the process of consolidating the PMT operations in Nashville, Tennessee and ten other locations during 1999 and 2000. The 1998 charge included the estimated unrecoverable future lease obligations primarily for PMT's Nashville headquarters. As of December 1999, the facility was substantially subleased, facilitating an accurate assessment of the future unrecoverable lease obligations. Based on the updated assessment, $0.3 million of the original charge was reversed. During 1999, plans were made to close or downsize additional PMT facilities. These decisions resulted in additional accruals of approximately $3.0 million covering ten locations. Eight of these were closed or downsized during 1999 and the remaining two facilities were closed or downsized during 2000. Obligations under leases included in the reserve balance will not be fully paid out until October 2007.

   Contract Termination Charges

   Consistent with past practice, management developed a plan in 1998 to convert the front-end and back-end transaction processing of PMT's merchants to the NOVA operating platforms. NOVA successfully negotiated the termination of long-term processing contracts with third parties and the majority of these terminations were finalized and paid in 1998. During 1999, management was able to successfully terminate one of the contracts

                                NOVA CORPORATION
without incurring the $2.0 million penalty recognized in 1998. Based on new facts and circumstances that arose in 1999, management determined the economic benefits of terminating another contract did not outweigh the early termination costs.

   Accordingly, approximately $3.6 million of contract termination charges were reversed to appropriately reflect these events.

   Asset Write-Down

   Capital assets write-downs included in the 1998 charge were substantially attributable to the computer software and equipment associated with PMT's business properties, including management information and financial reporting systems. The revised facility consolidation plan included additional charges of approximately $1.9 million recognized during 1999. The abandoned assets included telephone systems, office furniture and equipment.

   Costs to Exit a Distribution Channel

   In 1998, management formulated plans to exit unique distribution channels based upon the type of merchant business generated through these channels that were not compatible with NOVA's operating philosophy and not strategically aligned with its plan of business. The charge related to exiting this distribution channel included a contract termination fee and the write-down of certain related intangible assets resulting from an analysis of discounted future cash flows generated from these merchants. The final negotiated termination fee was approximately $0.4 million less than accrued in 1998, resulting in a reversal of the excess charge during 1999.

NOTE 5. BUSINESS COMBINATIONS, ACQUISITIONS OF MERCHANT PORTFOLIOS AND JOINT VENTURES

   Business Combinations

   On February 1, 2000, NOVA acquired the assets of First Savings Bank Merchant Division, Inc. ("FSB"). The acquisition was accounted for under the purchase method of accounting and the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. Total consideration was 1,082,969 shares issued from treasury stock and valued at $28.9 million at the date of acquisition. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The principal asset acquired was the portfolio of merchant contracts valued at approximately $27.4 million. The excess of the purchase price over the fair value of the net assets acquired of $1.7 million was allocated to goodwill. Based on the achievement of performance thresholds set forth in the purchase agreement, $2.0 million in NOVA stock was issued in January 2001. Additional contingent consideration of $2.0 million in NOVA common shares may be required in 2002 based upon future performance thresholds.

   Acquisition of Merchant Portfolios and Customer Contracts

   NOVA purchases various merchant portfolios and customer contracts, whereby servicing rights for electronic authorization and payment processing are acquired. The Company's operating results reflect each of these purchases from the effective dates of the transactions. During 2000, NOVA purchased additional merchant contracts for $53.4 million. Included in this amount was a payment of $23.0 million related to the 1998 purchase of the merchant processing portfolio of CoreStates Bank of Delaware, N.A. This payment was made as a result of the achievement of certain performance levels.

                                NOVA CORPORATION

   Joint Ventures

   Effective April 1, 2000, EuroConex Technologies Limited ("EuroConex") was formed by NOVA and The Governor and Company of the Bank of Ireland ("BOI") to provide transaction processing for credit/debit cards and related electronic commerce processing and services primarily to retailers and financial institutions in a defined European territory. NOVA and BOI each own a 50% interest in EuroConex and have equal representation on the Board of Directors. NOVA's capital contribution to EuroConex consisted of a perpetual exclusive license, subject to certain exceptions, for the use of NOVA's technology platform in a defined European territory. BOI's capital contribution to EuroConex consisted of the transfer/outsourcing of its existing transaction processing business, certain related assets and employees. NOVA has agreed to make available to EuroConex up to $5.0 million in the form of either a loan or a cash equity contribution, as approved and directed by the EuroConex Board of Directors and subject to an equivalent contribution by BOI. The primary purpose of these funds is to facilitate the build-out of facilities and modifications to NOVA's technology platforms to accommodate the Euro and multi-currency functionality necessary to service merchants located in the European market. The operating results of the joint venture from the date of inception are included in the consolidated financial statements under the equity method of accounting.

NOTE 6. PROPERTY, EQUIPMENT, AND SOFTWARE

   Property, equipment, and software at December 31, 2000 and 1999 consist of:

                                                               2000      1999
                                                             --------  --------
                                                              (In thousands)
   Land and building........................................ $ 12,191  $ 12,316
   Equipment................................................   58,994    44,836
   Credit card terminals....................................   34,073    24,007
   Software, internally developed...........................   24,948    23,776
   Furniture and fixtures...................................    7,741     6,264
   Leasehold improvements...................................    6,343     2,730
   Work-in-progress, including software development.........    5,094     6,510
                                                             --------  --------
                                                              149,384   120,439
   Less accumulated depreciation............................  (61,404)  (43,476)
                                                             --------  --------
                                                             $ 87,980  $ 76,963
                                                             ========  ========

   Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $21.5 million, $17.0 million, and $12.6 million, respectively.

NOTE 7.  NET INVESTMENT IN LEASES

   The components of the net investment in leases for POS equipment are as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (In thousands)
   Minimum lease payments................................... $ 18,951  $ 72,884
   Residual values--unguaranteed............................   13,079    12,799
   Allowance for doubtful accounts..........................   (1,610)   (3,594)
                                                             --------  --------
   Net minimum lease payments receivable....................   30,420    82,089
   Unearned income..........................................  (12,752)  (24,333)
                                                             --------  --------
   Net investment in leases................................. $ 17,668  $ 57,756
                                                             ========  ========

                               NOVA CORPORATION

   Changes in the allowance for doubtful accounts at December 31, 2000, 1999, and 1998 were as follows:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (In thousands)
   Balance at beginning of year...................... $ 3,594  $ 3,217  $ 2,482
   Subsidiary fiscal year conversion.................     --       (39)      78
   Provision for bad debt expense....................   4,311    3,278    2,987
   Reduction for lease sales.........................  (2,460)     --       --
   Charged off lease contracts.......................  (4,226)  (3,262)  (2,776)
   Bad debt recoveries...............................     391      400      446
                                                      -------  -------  -------
   Balance at end of year............................ $ 1,610  $ 3,594  $ 3,217
                                                      =======  =======  =======

   At December 31, 2000, minimum lease payments receivable, including estimated residual values receivable, are due as follows:

                                                                  Unguaranteed
                                               Minimum lease        residual
                                             payment receivable value receivable
                                             ------------------ ----------------
                                                       (In thousands)
   2001.....................................      $ 6,750           $ 2,065
   2002.....................................        5,671             3,178
   2003.....................................        4,288             4,055
   2004.....................................        2,068             3,363
   Thereafter...............................          174               418
                                                  -------           -------
                                                  $18,951           $13,079
                                                  =======           =======

   The Company's experience indicates a portion of the leases will terminate at dates other than the end of the contractual period. Accordingly, the table above should not be regarded as a forecast of the future collections.

   The Company has entered into arrangements under which it securitizes and sells finance lease receivables. Gain or loss on sales of lease receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. The amount of gain allocated to the retained interest is recorded as deferred income and is amortized to income over the life of the securitized portfolio. The Company estimates fair value based on future expected cash flows using management's best estimates of the key assumptions-- credit losses, servicing costs, and discount rates commensurate with the risks involved. Under these securitization arrangements, the Company receives monthly servicing fees and the rights to future cash flows arising after investors in the securitization have received their specified return. The Company also estimates a servicing liability to reflect the fair value of the cost to service the portfolio. The excess of the fair value of the expected servicing cost over the specified servicing income is recorded as deferred income and is amortized to income over the life of the portfolio. The Company also records deferred income for the excess of the future expected cash flows over the present value of the future expected cash flows. This excess is amortized to income over the life of the securitized portfolio. Key economic assumptions used in measuring the retained interest and deferred income are as follows: expected annual credit losses of 7.0%, servicing costs (net of servicing income) of 1.0%, and a discount rate of 15.0% for deferred income. Any changes in these key assumptions would not have a material effect on the Company's consolidated financial statements.

   During 2000, the Company sold finance receivables, subject to certain limited recourse provisions, aggregating $46.7 million for proceeds received of approximately $41.5 million and a retained interest of approximately $11.4 million. No significant gain or loss from the sale of finance receivables was recognized.

                                NOVA CORPORATION

The current and non-current subordinated retained interests recorded at fair value amounted to $4.3 million and $5.4 million, respectively, at December 31, 2000. The outstanding current and non-current balance of the sold receivables serviced totaled $16.8 million and $23.4 million, respectively, at December 31, 2000.

NOTE 8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

   Short-term borrowings of $11.5 million consist of amounts outstanding under a $50.0 million revolving credit facility entered into on December 21, 2000 due to mature on April 30, 2001. The interest rate at December 31, 2000 was 9.75%.

   Long-term debt at December 31, 2000 and 1999 consists of the following:


                                    Weighted
                                  Interest Rate Maturities   2000      1999
                                  ------------- ---------- --------  --------
                                                            (In thousands)
Revolving Credit Facility........     7.69%        2004    $246,000  $213,000
Equipment Lease-backed Notes,
 8.5%--6.35% due 2001-2003.......                               --     39,498
Capital lease obligations........                             2,666       --
Other............................                               103     1,821
                                                           --------  --------
Total debt obligations...........                           248,769   254,319
Less current maturities..........                            (2,213)  (16,066)
                                                           --------  --------
Long-term obligations............                          $246,556  $238,253
                                                           ========  ========

   The maturities of long-term debt at December 31, 2000 are as follows:

                                                                  (In thousands)
                                                                  --------------
   2001.......................................................... $        2,213
   2002..........................................................            512
   2003..........................................................             44
   2004..........................................................        246,000
                                                                  --------------
                                                                  $      248,769
                                                                  ==============

   NOVA's revolving credit agreements are secured by substantially all of the Company's assets. The long-term revolving credit facility matures on November 16, 2004 and provides for borrowings up to $250.0 million. At the Company's option under the terms of the agreement, borrowings bear interest at a spread of up to 1.5% over either the bank's base rate or the prevailing Eurodollar rate, as determined from certain financial ratios. The Company also maintains a standby letter of credit facility for up to $25.0 million. A commitment fee is assessed on the average daily unused portion of the revolving loans and the standby letter of credit. The fee ranges from .20% to .40%, depending on certain leverage ratios, adjusted quarterly. The revolving credit facility contains certain financial covenants including debt-to-earnings and fixed charge coverage ratios.

   Amounts outstanding under capital leases obligations relate primarily to computer hardware and related equipment and are classified as "Property, equipment, and software."

   The Equipment Lease-backed Notes outstanding at December 31, 1999 were secured by the remaining payment stream of certain pledged equipment leases. During 2000, NOVA entered into a securitization agreement and sold certain equipment finance receivables. The proceeds from the sale were used to pay off the notes. See Note 7.

                               NOVA CORPORATION

NOTE 9. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                2000    1999
                                                               ------- -------
                                                               (In thousands)
   Deferred tax liabilities:
    Property and equipment.................................... $10,536 $ 9,520
    Gross lease receivable....................................   8,775  32,674
    Residual value of leases..................................   6,057   5,934
    Lease securitization......................................  18,480     --
    Other.....................................................     209     284
                                                               ------- -------
                                                                44,057  48,412

   Deferred tax assets:
    Leased equipment..........................................  20,801  20,710
    Restructuring, merger and consolidation charges...........   5,054   3,591
    Asset impairment..........................................  32,536     --
    Unearned income...........................................   6,117  10,908
    Allowance for doubtful accounts and merchant loss
     reserve..................................................   6,248  15,504
    Accrued liabilities.......................................   2,282   1,303
    Book over tax amortization................................   2,667   1,879
    Net operating loss carryforwards..........................     750   1,778
    Other.....................................................   2,071     925
                                                               ------- -------
                                                                78,526  56,598
                                                               ------- -------
   Net deferred tax assets from continuing operations.........  34,469   8,186
   Deferred tax asset from discontinued operations............   1,177     --
                                                               ------- -------
    Total net deferred tax assets............................. $35,646 $ 8,186
                                                               ======= =======

   In assessing the likelihood of utilizing existing net deferred tax assets, management considered its tax planning strategies, future ability to generate sufficient taxable income, and the ability to carryback future net operating losses to earlier tax years. At this time, management believes it is more likely than not that the deferred tax assets will be realized.

   The components of the provision (benefit) for income taxes from continuing operations are as follows:

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
                                                        (In thousands)
   Current:
     Federal...................................... $ 27,084  $42,034  $ 25,735
     State........................................    2,375    4,331     2,332
   Deferred:
     Federal......................................  (23,751)   2,676   (26,681)
     State........................................   (2,532)     534    (3,748)
   Change in valuation allowance..................      --      (332)      --
                                                   --------  -------  --------
                                                   $  3,176  $49,243  $ (2,362)
                                                   ========  =======  ========

                                NOVA CORPORATION

   The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the federal statutory rate to income before provision for income taxes for the following reasons:

                                                           Years Ended
                                                           December 31,
                                                         -------------------
                                                         2000    1999  1998
                                                         -----   ----  -----
   Federal statutory rate............................... (35.0)% 35.0% (35.0)%
   State income taxes, net of federal tax benefits......   1.4    2.3   (6.1)
   Restructuring, merger and impairment related items...  51.0    --    32.2
   Amortization of excess cost of business acquired.....   8.3    --     0.5
   Subchapter S Corporations income tax not subject to
    tax.................................................   --     --    (7.4)
   Other................................................   0.3    0.1    0.2
                                                         -----   ----  -----
   Effective tax rate...................................  26.0 % 37.4% (15.6)%
                                                         =====   ====  =====

   As a result of the exercise of non-qualified stock options and warrants by the Company's directors and employees during 2000, 1999 and 1998, the Company realized a federal income tax benefit of approximately $1.6 million, $9.5 million and $1.1 million, respectively. These tax benefits are accounted for as an increase in current taxes recoverable and an increase in additional paid in capital.

   The Company has approximately $2.1 million of federal and state net operating loss carryforwards available to offset future taxable income of certain sudsidiaries. These cumulative net operating loss carryforwards expire in varying amounts through fiscal 2018.

NOTE 10. NOTE RECEIVABLE

   In March 1997, PMT entered into a ten-year lease agreement for a portion of office space available in a building that served as its corporate headquarters. PMT granted a mortgage loan secured by a first lien on the property to an independent developer and advanced funds for the purchase and renovation of the building. The outstanding loan balance of $13.4 million bears interest at 5%, with principal and interest of $80,673 due monthly in arrears and is payable in full in October 2007. An independent appraisal of the property determined its fair value for the purpose of classifying the related leasing transaction in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The lease is classified as an operating lease, and the minimum lease commitment is included in Note 12.

NOTE 11. CAPITALIZATION

Preferred Stock

   The Company is authorized to issue 5,000,000 shares of Preferred Stock in one or more series with such designations, powers, preferences, rights, qualifications, limitations, and restrictions as may be fixed by the Board of Directors.

Common Stock

   On April 21, 1998, NOVA completed a secondary public offering in which the Company sold 5,000,000 shares of common stock for a purchase price to the public of $30.00 per share. The net proceeds received from the sales of the shares of common stock were approximately $142.6 million after deducting underwriting discounts and commissions and estimated expenses. The Company used its net proceeds to repay all amounts outstanding under its bank credit facility and to purchase various merchant portfolios.

                                NOVA CORPORATION

   In June 1999, the Board of Directors authorized a share repurchase program approving share purchases of up to $250.0 million from time to time on the open market, or pursuant to privately negotiated transactions, at price levels the Company deems attractive. In November 2000, the Board of Directors authorized an increase of $250.0 million to the share repurchase plan for an aggregate of $500.0 million. The shares may be used to meet funding requirements for benefit plans and other business purposes. As of December 31, 2000, NOVA had acquired 10,900,072 shares at an aggregate cost of $232.8 million. The purchase of the shares was funded primarily through funds from the existing credit facility.

Rights Agreement

   On June 8, 1999, the Board of Directors approved the adoption of a share Rights Agreement which provides for a dividend distribution to shareholders of record on June 8, 1999, of one Right of each outstanding share of common stock. The Rights are attached to the common stock, do not have voting or dividend rights, and, until they become exercisable, can have no dilutive effect on earnings. Each Right, when exercisable, entitles the holder to purchase ten shares of common stock (subject to adjustment based upon a predetermined formula) at a purchase price per share of 20% of market value, measured as of the date that an announcement is made that a person has acquired sufficient shares to become an Acquiring Person multiplied by the number of shares of common stock to be received upon exercise. An Acquiring Person is any person who acquires, after July 9, 1999, 10% or more of the outstanding common stock of the Company, unless such person acquires less than 15% of the common stock and the Board of Directors of the Company determines that the shares were acquired either inadvertently or for investment purposes only (the "Designated Percentage").

   The distribution date will occur upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated person has acquired beneficial ownership of the Designated Percentage of the outstanding shares, or (ii) ten days following the commencement of a tender offer or an exchange offer that would result in a person or group beneficially owning the Designated Percentage of such outstanding shares of common stock. The Rights are not exercisable until the distribution date and will expire at the close of business on July 9, 2009, unless earlier redeemed by the Company.

   In the event that, after the Rights become exercisable, (i) the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation, (ii) all of its shares are acquired in a share exchange, or the Company engages in a merger or consolidation in which all or part of its outstanding shares are changed or exchanged for stock, other securities or assets of any other person, or (iii) 50% or more of the Company's assets or earning power is sold or transferred, each Right holder shall have the right to receive, upon exercise, a number of shares of common stock of the acquiring company equal to the calculated conversion exchange ratio.

   Unless the terms of an offer for all shares are first approved by the Board and the Rights Agreement amended to permit the transaction, or the Rights are redeemed by the Company, the Rights will cause substantial dilution, if they become exercisable. In general, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, at any time before a person becomes a beneficial owner of the Designated Percentage of the outstanding common stock of NOVA. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holder will be to receive the $.01 redemption price.

NOTE 12. COMMITMENTS, CONTINGENCIES, AND LEASE OBLIGATIONS

Contingencies

   NOVA is involved in ordinary and routine litigation incidental to its business. The Company is not party to any pending legal proceedings that, in the opinion of management, would have a material adverse effect on the results of operations or financial position.

                                NOVA CORPORATION

Operating Lease Obligations

   The Company has leases for various real property and equipment that expire at various dates. The information provided below includes commitment amounts related to vacant space associated with facilities consolidation and restructuring actions, as discussed in Note 4. The future minimum lease commitments, net of future sublease income, for all non-cancelable leases at December 31, 2000, are payable as follows:

                                                                  (In thousands)
       2001.....................................................     $ 6,822
       2002.....................................................       5,341
       2003.....................................................       5,302
       2004.....................................................       4,218
       2005.....................................................       3,979
       Thereafter...............................................       6,988
                                                                     -------
       Future minimum lease commitments.........................      32,650
       Less future sublease income..............................      (9,501)
                                                                     -------
                                                                     $23,149
                                                                     =======

   Rental expense, net of sublease income, for the years ended December 31, 2000, 1999, and 1998 was approximately $5.3 million, $4.8 million, and $4.9 million, respectively.

NOTE 13. STOCK OPTION PLANS

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

   Pro forma disclosures of net income (loss) and earnings per share pursuant to SFAS 123 require that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
      Risk free interest rate..................... 4.7%-6.3% 4.7%-6.3% 4.5%-5.7%
      Dividend yield..............................        0%        0%        0%
      Expected volatility of stock price..........    0.712     0.577     0.577
      Expected life in years......................        7         7         7


   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the stock options have characteristics significantly different from those of

                                NOVA CORPORATION
traded options, and changes in the subjective assumptions can materially affect the fair value estimate. The weighted average fair value of options granted was $16.26, $16.25, and $17.08 for the years ended December 31, 2000, 1999, and
1998, respectively.

   The pro forma amounts are indicated below:

                                                    Years Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  ------- --------
                                                      (In thousands, except
                                                       per share amounts)
   Net Income (Loss):
    As reported.................................... $(26,363) $82,468 $(12,779)
    Pro forma...................................... $(57,401) $64,708 $(20,789)
   Earnings per share-Basic:
    As reported.................................... $  (0.39) $  1.16 $  (0.18)
    Pro forma...................................... $  (0.84) $  0.91 $  (0.30)
   Earnings per share-Diluted:
    As reported.................................... $  (0.39) $  1.14 $  (0.18)
    Pro forma...................................... $  (0.84) $  0.89 $  (0.30)

   The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The Company sponsors eight stock options plans whereby the Company has reserved for issuance upon exercise of stock options a maximum of 15,877,488 shares of NOVA common stock and 550,000 shares related to stock appreciation rights.

   The 1991 Employees Stock Option and Stock Appreciation Rights Plan ("1991 Plan"), the 1996 Employees Stock Incentive Plan ("1996 Employees Plan"), the 1996 Directors Stock Option Plan ("1996 Directors Plan"), and the 2000 Stock Incentive Plan ("2000 Stock Incentive Plan") are available to grant options. These plans are administered by a committee of the Board of Directors that determines the number of shares to be granted and the option price per share. Under these plans, the options expire no later than ten years from the grant date.

   The 1991 Plan option awards may be exercised in 20% increments annually, beginning on March 1 following the date of grant. No options or rights shall be granted under the Plan after November 2, 2001. No appreciation rights have been granted.

   Under the 1996 Directors Plan options granted are exercisable in 25% increments at the end of each of the four years subsequent to the date of grant, and at a purchase price per share no less than the market value per share on the grant date.

   The 1996 Employees Plan allows for the grants of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock awards. On September 24, 1998, shareholders approved an amendment to increase the number of shares issuable under the Plan from 2,000,000 shares to 6,000,000 shares to facilitate future grants to all employees of NOVA after the PMT merger. Under the 1996 Employees Plan, options may be exercised in 25% increments at the end of each of the four years subsequent to the grant date. The administrative committee under the plan may amend or alter the vesting schedule of the outstanding options. Incentive stock options cannot be granted at a per share price less than the fair market value of the common stock on the grant date. The Company recognized approximately $0.5 million in compensation expense in 2000 related to the issuance of 112,500 shares of restricted stock.

                                NOVA CORPORATION

   The 2000 Stock Incentive Plan provides for the granting of options to employees, eligible non-employees and non-employee Directors of the Company. Options granted are exercisable in increments as determined by the Committee. The administrative committee under the plan may amend or alter the vesting schedule of the outstanding options. The options price underlying each grant shall be no less than 75% of the fair market value of such shares on the date the option is granted.

   In connection with the PMT merger, each outstanding option or warrant to purchase PMT common stock became fully vested and was automatically converted into an option or warrant to purchase the number of shares of NOVA common stock in an amount and per share price equal to the exchange ratio of .715. Each assumed option contains terms and provision similar to those terms, conditions, and provisions contained in the original grant. The PMT plans are no longer available for option grants. Included in the 18.4 million of shares of NOVA stock reserved for issuance upon exercise of stock options is approximately 3.1 million shares reserved for the PMT plans. Information contained in the tables presents the option activity as if PMT shares had been converted from December 31, 1997.

   A summary of option activity is as follows:

                                                        Options Outstanding
                                                    ----------------------------
                                                                Weighted Average
                                                      Number     Exercise Price
                                                    Outstanding    Per Share
                                                    ----------- ----------------
                                                    (Share amounts in thousands)
   Balance at December 31, 1997....................    3,212         $ 9.74
    Granted and assumed............................    4,507          27.14
    Exercised......................................     (722)         12.61
    Terminated.....................................     (198)         18.20
                                                      ------         ------
   Balance at December 31, 1998....................    6,799          20.73
    Granted........................................    1,430          25.56
    Exercised......................................   (1,654)         10.79
    Terminated.....................................     (580)         28.28
                                                      ------         ------
   Balance at December 31, 1999....................    5,995          23.46
    Granted........................................    3,668          22.47
    Exercised......................................     (625)         21.24
    Terminated.....................................   (1,608)         24.43
                                                      ------         ------
   Balance at December 31, 2000....................    7,430         $22.66
                                                      ======         ======
   Excercisable at December 31, 2000...............    3,340
                                                      ======

                                NOVA CORPORATION

   The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                     Options Outstanding          Options Exercisable
                             ------------------------------------ --------------------
                                            Weighted
                                             Average     Weighted  Weighted
                                            Remaining    Average    Average
                               Number      Contractual   Exercise   Number    Exercise
   Range of exercise price   Outstanding Life (in years)  Price   Exercisable  Price
   -----------------------   ----------- --------------- -------- ----------- --------
                                           (Share amounts in thousands)
   $1.18...................       324          3.4        $ 1.18       324     $ 1.18
   $3.73...................       182          3.6          3.73       182       3.73
   $12.28-$16.78...........       340          7.2         14.07       166      13.94
   $18.53-$22.03...........     3,061          8.7         21.54     1,256      20.97
   $22.94-$27.45...........     1,629          8.4         25.03       571      24.64
   $27.50-$31.12...........     1,767          7.8         29.29       823      29.32
   $32.00-$33.06...........       127          9.1         32.08        18      32.27
                                -----          ---        ------     -----     ------
     Total.................     7,430          8.0        $22.66     3,340     $20.51
                                =====          ===        ======     =====     ======

                                NOVA CORPORATION

NOTE 14.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2000           1999         1998
                                     -------------  ------------ -------------
                                     (In thousands, except per share amounts)
BASIC:
 Net income (loss):
 Continuing operations.............. $     (15,407) $     82,468 $     (12,779)
 Discontinued operations............       (10,956)          --            --
                                     -------------  ------------ -------------
 Net income (loss).................. $     (26,363) $     82,468 $     (12,779)
                                     =============  ============ =============
 Weighted average shares
  outstanding.......................        67,961        71,154        70,061
 Basic income (loss) per share:
 Continuing operations.............. $       (0.23) $       1.16 $       (0.18)
 Discontinued operations............         (0.16)          --            --
                                     -------------  ------------ -------------
                                     $       (0.39) $       1.16 $       (0.18)
                                     =============  ============ =============
DILUTED:
 Net income (loss):
 Continuing operations.............. $     (15,407) $     82,468 $     (12,779)
 Discontinued operations............       (10,956)          --            --
                                     -------------  ------------ -------------
 Net income (loss).................. $     (26,363) $     82,468 $     (12,779)
                                     =============  ============ =============
 Weighted average shares
  outstanding.......................        67,961        71,154        70,061
 Effect of dilutive securities:
  Stock options and warrants........           --          1,407           --
                                     -------------  ------------ -------------
 Diluted weighted average shares
  outstanding.......................        67,961        72,561        70,061
                                     =============  ============ =============
Diluted income (loss) per share:
 Continuing operations.............. $       (0.23) $       1.14 $       (0.18)
 Discontinued operations............         (0.16)          --            --
                                     -------------  ------------ -------------
                                     $       (0.39) $       1.14 $       (0.18)
                                     =============  ============ =============

 Excluded antidilutive stock options
  and warrants......................         3,401           --          2,127

                                NOVA CORPORATION

NOTE 15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following quarterly information indicates the seasonal and economic fluctuations, if any, of NOVA's business. Quarterly results are also affected by the timing and magnitude of merchant and customer contract purchases and conversions. Therefore, the results reported in the table below do not necessarily indicate the Company's normal seasonal trends.

   Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year.


                                          2000                                           1999
                          --------------------------------------------    -----------------------------------
                           First    Second        Third        Fourth      First    Second   Third    Fourth
                          Quarter   Quarter      Quarter      Quarter     Quarter  Quarter  Quarter  Quarter
                          -------- ---------     --------     --------    -------- -------- -------- --------
                                           (In thousands, except per share data)
Revenues................  $370,010 $ 405,831     $407,024     $395,508    $311,765 $379,344 $387,471 $388,059
Cost of service.........   279,978   365,691      310,879      303,358     238,442  291,295  294,764  296,232
Net Income (Loss) before
 income taxes...........    30,101  (104,455)(1)   37,572       24,551(3)   22,275   32,847   38,046   38,543
Provision (benefit) for
 income taxes...........    11,288   (36,668)      14,258       14,298(4)    8,257   12,323   14,248   14,415
Income (Loss) From
 continuing operations..    18,813   (67,787)      23,314       10,253      14,018   20,524   23,798   24,128
Loss from discontinued
 operations.............       --     (1,493)(2)   (9,463)(2)      --          --       --       --       --
Net Income (Loss).......  $ 18,813 $ (69,280)    $ 13,851     $ 10,253    $ 14,018 $ 20,524 $ 23,798 $ 24,128
Income (Loss) per share-
 Basic:
Continuing operations...  $   0.27 $   (0.97)    $   0.34     $   0.16    $   0.19 $   0.28 $   0.34 $   0.35
Discontinued
 operations.............       --      (0.02)       (0.14)         --          --       --       --       --
                          $   0.27 $   (0.99)    $   0.20     $   0.16    $   0.19 $   0.28 $   0.34 $   0.35
Income (Loss) per share-
 Diluted:
Continuing operations...  $   0.27 $   (0.97)    $   0.34     $   0.16    $   0.19 $   0.28 $   0.33 $   0.35
Discontinued
 operations.............       --      (0.02)       (0.14)         --          --       --       --       --
                          $   0.27 $   (0.99)    $   0.20     $   0.16    $   0.19 $   0.28 $   0.33 $   0.35
Shares used in per share
 calculations:
Weighted average shares-
 Basic..................    68,929    69,904       68,102       65,251      72,747   72,995   70,744   68,203
Weighted average shares-
 Diluted................    70,262    69,904       68,619       65,772      74,561   74,397   72,002   69,371

--------
(1) For the second quarter of 2000, net loss before taxes includes an asset impairment charge of $84.6 million, or $0.78 per share after taxes, and a special charge for establishing reserves and write-downs of related assets of $57.9 million, or $0.53 per share after taxes. See Note 2.
(2) Loss from discontinued operations relates to the disposal and abandonment of Econex, LLC. See Note 3.
(3) Fourth quarter of 2000 includes a $10.6 million pre-tax restructuring charge, or $0.10 per share after taxes, primarily related to actions taken for workforce reductions and facility closures. See Note 4.
(4) Includes a $4.6 million provision related to the revised estimate of tax expense associated with the asset impairment and related charge recognized in the second quarter of 2000, and referred to above in (1). The Company determined that the tax basis of the impaired assets was lower than the original estimate used in the determination of the charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   Certain information required by Part III is omitted from this report but is incorporated herein by reference to NOVA's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2000.

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

   Compliance with Section 16(a) of the Exchange Act: Section 16(a) of the Exchange Act, and the regulations of the Commission thereunder require NOVA's directors, officers and any persons who own more than 10% of NOVA's common stock, as well as certain affiliates of such persons, to file reports with the Commission with respect to their ownership of NOVA's common stock. Directors, officers and persons owning more than 10% of NOVA's common stock are required by Commission regulations to furnish NOVA with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and representations that no other reports were required of those persons, NOVA believes that during fiscal 2000, all filing requirements applicable to its directors and officers were complied with in a timely manner, except that Mr. Stephen M. Scheppmann filed a late Form 3.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report:

  1. Financial Statements

    The consolidated financial statements of the Company and the related report of independent auditors thereon which are required to be filed as part of this Report are included in this Annual Report on Form 10-K and filed under Item 8. "Financial Statements and Supplemental Data."

    Consolidated Balance Sheets at December 31, 2000 and 1999.

    Consolidated Statements of Operations for the years ended December 31, 2000, and 1999, and 1998.

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, and 1999, and 1998.

    Consolidated Statements of Cash Flows for the years ended December 31, 2000, and 1999, and 1998.

    Notes to Consolidated Financial Statements

  2. Financial Statement Schedules--Supplemental Consolidated Financial Schedules for Each of the Three Years Ended December 31, 2000

    Financial Statement Schedule II. Valuation and Qualifying Accounts-- Allowance for Doubtful Accounts and Credit and Fraud Losses, and Reserves for Restructuring, Merger and Consolidation Charges, filed in
    Item 14(d).

  3. Exhibits

   The following exhibits are incorporated by reference or filed herewith:

 Exhibit
 Number                                  Description
 -------                                 -----------
  2.1     -- Agreement and Plan of Merger dated as of June 17, 1998, among the
             Registrant, Church Merger Corp. and PMT Services, Inc.(8)

  3.1     -- Articles of Incorporation of the Registrant, as amended(1), as amended by the Articles of Amendment filed June 8, 1999(15)

  3.2     -- Amended and Restated Bylaws of the Registrant(17)

  4.1     -- Specimen Common Stock certificate(17)

  4.2     -- See Articles of Incorporation of the Registrant and Bylaws of the
             Registrant, filed as Exhibits 3.1 and 3.2, respectively

  4.3     -- Shareholders Agreement dated January 31, 1996, among the
             Registrant (formerly NOVA Holdings, Inc.), NOVA Information
             Systems, Inc., First Union Corporation, WorldCom, Inc., Warburg,
             Pincus Investors, L.P. and each of the other Original
             Shareholders(1), as amended by supplements dated as of August 15, 1997, August 22, 1997 and September 8, 1997(7), as further amended by that certain Amendment and Extension of Marketing Support
             Agreement, incorporated by reference to Exhibit 10.22

  4.4     -- Rights Agreement, dated as of July 9, 1999, between the Registrant and First Union National Bank, as Rights Agent(15), as amended by the First Amendment dated August 3, 2000 (20), as further amended by the Second Amendment effective as of November 10, 2000**

  9       -- Shareholders Agreement, as amended, incorporated by reference to
             Exhibit 4.3

 10.1     -- Shareholders Agreement, incorporated by reference to Exhibit 4.3

 10.2     -- PMT Services, Inc. 1997 Nonqualified Stock Option Plan(9)

 10.3     -- PMT Services, Inc. 1994 Non-Employee Director Stock Option Plan(9)

 10.4     -- PMT Services, Inc. 1994 Incentive Stock Plan(9)

 10.5     -- NOVA Corporation 1991 Employees Stock Option and Stock
             Appreciation Rights Plan as amended(1)

 10.6     -- NOVA Corporation 1996 Employees Stock Incentive Plan, Amended and
             Restated as of August 3, 2000 (20)

 10.7     -- NOVA Corporation 1996 Directors Stock Option Plan, as amended and restated(10)

 10.8     -- Contribution Agreement, dated October 30, 1995, among the
             Registrant (formerly NOVA Holdings, Inc.), NOVA Information
             Systems, Inc., the then-current shareholders of NOVA Information
             Systems, Inc., First Union Corporation, the First Union Banks, and
             First Fidelity Bancorporation and its banking subsidiaries(1)

 10.9     -- Lease Agreement dated May 31, 1996, by and between NOVA
             Information Systems, Inc. and Concourse I, Ltd.(3), as amended by the First Amendment dated February, 1999, effective April 1,
             1999(14)

 10.10    -- Sublease, dated April 1, 1991, between Inter-Banc, Inc. and The
             Baptist Health System of East Tennessee, Inc.(1)

 Exhibit
 Number                                  Description
 -------                                 -----------
  10.11   -- Amended and Restated Credit Agreement, dated as of November 16,
             1999, among the Registrant and NOVA Information Systems, Inc., as
             Borrowers and Guarantors, certain subsidiaries of the Borrowers as
             Guarantors, the Lenders identified therein, and Bank of America,
             N.A. as Administrative Agent(17)

  10.12   -- Service Agreement dated July 2, 1998, between NOVA Information
             Systems, Inc. and WorldCom Technologies, Inc.(11)

  10.13   -- Processing Services Agreement, dated July 1, 1998, between NOVA
             Information Systems and Vital Processing Services, L.L.C.(11)

 *10.14   -- Marketing Agreement, dated June 30, 1994, between NOVA Information
             Systems and Kessler Financial Services, L.P.(1), and Addendum to
             Marketing Agreement dated July 24, 1997, effective January 1,
             1997, between NOVA Information Systems and Kessler Financial
             Services, L.P.(6)

 *10.15   -- Agreement Regarding Merchant Processing Services and Other
             Matters, dated May 5, 1995, among NOVA Information Systems, First
             Alabama Bank and Regions Financial Corp.(1)

 *10.16   -- Agreement dated June 3, 1992, as amended December 9, 1992, and
             November 2, 1994, between NOVA Information Systems and Mellon
             Bank, together with the Letter Agreement dated June 3, 1992, between NOVA Information Systems and Mellon Bank relating to fees, as amended December 10, 1992, and June 10, 1997(1), both as amended by Letter Agreement June 10, 1997(6)

  10.17   -- Depositary and Processing Agreement, dated September 30, 1993, between NOVA Information Systems and Bank of the West(1)

  10.18   -- Merchant Business Purchase Agreement, dated October 18, 1994, as amended November 30, 1994, and December 9, 1994, among NOVA
             Information Systems, Inc., the Bank of Boulder, Bolder
             Bancorporation and NOVA Newco, Inc.(1)

  10.19   -- Marketing Agreement, dated October 1, 1992, between NOVA
             Information Systems and MBNA America Bank, N.A.(1)

  10.20   -- Agreement Not to Compete, dated October 1, 1992, between NOVA
             Information Systems and MBNA America Bank, N.A.(1)

  10.21   -- Depositary and Settlement Agreement, dated January 31, 1996, among the Registrant (formerly NOVA Holdings, Inc.), NOVA Information
             Systems and FUNB(1), as amended by the Amendment and Extension of
             Marketing Support Agreement, incorporated by reference to Exhibit
             10.22

  10.22   -- Marketing Support Agreement, dated January 31, 1996, among the
             Registrant (formerly NOVA Holdings, Inc.), NOVA Information
             Systems and the First Union Banks(1), as amended by the Amendment and Extension of Marketing Support Agreement, effective as of October 1, 2000**

  10.23   -- Merchant Asset Purchase Agreement, dated May 29, 1997, between
             NOVA Information Systems and Crestar Bank(4)

  10.24   -- Agreement Respecting a Limited Liability Company, dated October 7,
             1997, by and among NOVA Information Systems, Firstar Bank U.S.A.,
             N.A. d/b/a Elan Financial Services and Firstar Bank Milwaukee,
             N.A.(5)

 Exhibit
 Number                                  Description
 -------                                 -----------
 *10.25   -- Agreement Respecting a Limited Liability Company, dated December
             12, 1997, by and among the Registrant, NOVA Information Systems and Key Bank National Association(6)

 *10.26   -- Merchant Asset Purchase Agreement, dated December 30, 1997, by and between NOVA Information Systems and MBNA America Bank, N.A.(6)

 *10.27   -- Merchant Asset Purchase Agreement, dated October 8, 1998, among the Registrant, Core States Bank of Delaware, N.A., First Union
             National Bank and NOVA Information Systems, Inc.(12)

  10.28   -- Employment Agreement, effective February 15, 1999, between the
             Registrant and Rebecca L. Powell(14)

  10.29   -- Employment Agreement, effective February 15, 1999, between the
             Registrant and Pamela A. Joseph(14)

  10.30   -- Employment Agreement, effective June 16, 1999, between the
             Registrant and Edward Grzedzinski(15)

  10.31   -- Severance Agreement, effective December 31, 1998, between the
             Registrant and Gregory S. Daily(13)

  10.32   -- Severance Agreement, effective December 31, 1998, between the
             Registrant and Richardson M. Roberts(13)

  10.33   -- Separation Agreement, effective June 23, 1999, between the
             Registrant and James M. Bahin(15)

  10.34   -- Stock Option Agreement dated May 6, 1999 between the Registrant and Edward Grzedzinski(15)

  10.35   -- Rights Agreement, dated as of July 9, 1999, between the Registrant and First Union National Bank, as Rights Agent, incorporated by reference to Exhibit 4.8

  10.36   -- NOVA Corporation Deferred Compensation Plan, effective November
             10, 1999(17)

  10.37   -- NOVA Corporation Deferred Compensation Plan Trust Agreement,
             effective November 10, 1999(17), as amended by the First Amendment effective as of August 14, 2000(20)

  10.38   -- Employment Agreement, dated February 15, 1999, between the
             Registrant and Cherie M. Fuzzell(17)

  10.39   -- Office Lease Agreement dated as of October 21, 1999, between EOP-
             Perimeter Center, L.L.C. and NOVA Georgia Services, L.P.(17)

  10.40   -- Split-Dollar Agreement, dated April 3, 2000, among the Registrant,
             Edward Grzedzinski, and Donald E. Hall, Trustee of the Edward
             Grzedzinski Trust U/A dated March 7, 2000(19)

  10.41   -- Employment Agreement, dated May 24, 2000, between the Registrant and Stephen M. Scheppmann(19)

  10.42   -- Agreement Respecting a Joint Venture, dated June 23, 2000, among the Registrant, the Governor and Company of the Bank of Ireland, and EuroConex Technologies Limited(19)

  10.43   -- NOVA Corporation 2000 Employees Stock Incentive Plan, Amended and
             Restated as of August 3, 2000(20)

  10.44   -- Separation Agreement and General Release dated September 7, 2000, effective August 25, 2000, between the Registrant and Nicholas H.
             Logan(20)

  10.45   -- Revolving Credit Facility, dated as of December 2, 2000, among the
             Registrant and NOVA Information Systems, Inc., as Borrowers and
             Guarantors, certain Subsidiaries of the Borrowers as Guarantors, and Bank of America, N.A., as Lender**

 Exhibit
 Number                                 Description
 -------                                -----------
  21      -- Subsidiaries of the Registrant**

  23      -- Consent of Ernst & Young LLP**

  24      -- Powers of Attorney (included on the signature page of this Annual
             Report on Form 10-K)

--------
  * Confidential treatment pursuant to 17 CFR ((S)(S)) 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
 ** Filed herewith.
 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1788), and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-14342, and incorporated herein by reference.
 (3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on June 18, 1996, Commission File No. 1-14342, and incorporated herein by reference.
 (4) Filed as an exhibit to the Company's Current Report on Form 8-K filed June 12, 1997, Commission File No. 1-14342, and incorporated herein by reference.
 (5) Filed as an exhibit to the Company's Current Report on Form 8-K filed November 14, 1997, Commission File No. 1-14342, and incorporated herein by reference.
 (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-14342, and incorporated herein by reference.
 (7) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-45997), and incorporated herein by reference.
 (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission file No. 1-14342, and incorporated herein by reference.
 (9) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-64681), filed September 19, 1998 and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-64683), filed September 19, 1998 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-61867), and incorporated herein by reference.
(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 1-14342, and incorporated herein by reference.
(13) Filed as an exhibit to the Company's Annual Report on Form 10-K/A, Amendment No. 2, for the fiscal year ended December 31, 1998, Commission File No. 1-14342, filed with the SEC on May 11, 1999, and incorporated herein by reference.
(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-14342, and incorporated herein by reference.
(15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 1-14342, and incorporated herein by reference.
(16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-14342, and incorporated herein by reference.
(17) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file No. 1-14342, and incorporated herein by reference.
(18) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 1-14342, and incorporated herein by reference.
(19) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 1-14342, and incorporated herein by reference.

(20) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Commission File No. 1-14342, and incorporated herein by reference.
 (b) Reports on Form 8-K

  The Company did not file any Current Report(s) on Form 8-K during the quarter ended December 31, 2000.
 (c) Exhibits
  All exhibits required by Item 601 of Regulation S-K are incorporated herein by reference or are filed herewith.

 (d) Financial Statement Schedules

   The following financial statement schedule is filed herewith:

   Schedule II. Valuation and Qualifying Accounts.

                                 Balance
                                 at the   Subsidiary Current Current
                                Beginning   Fiscal    Year    Year   Balance at
                                 of the      Year     Cost/  Write-  the End of
                                 Period   Conversion Expense  Offs   the Period
                                --------- ---------- ------- ------- ----------
Fiscal year ended December 31,
 2000:
  Reserve for doubtful accounts
   and credit and fraud
   losses...................(2)  $32,513    $  --    $29,994 $42,881  $19,626
  Accrued restructuring, merger
   and consolidation
   charges..................(1)    8,813       --     10,566   8,395   10,984
Fiscal year ended December 31,
 1999:
  Reserve for doubtful accounts
   and credit and fraud
   losses...................     $24,460    $ (475)  $24,175 $15,647  $32,513
  Accrued restructuring, merger
   and consolidation
   charges..................(1)   45,724       --      6,663  43,574    8,813
Fiscal year ended December 31,
 1998:
  Reserve for doubtful accounts
   and credit and fraud
   losses...................     $12,042    $1,069   $25,511 $14,162  $24,460
  Accrued restructuring, merger
   and consolidation
   charges..................(1)       --       --     90,720  44,996   45,724

--------
(1) Uses of restructuring, merger and consolidation reserves include non-cash items of $3.1 million, $1.9 million, and $18.5 million during the three years ending December 31, 2000, 1999, and 1998, respectively.
(2) Includes reductions of $2.5 million related to the sale of finance leases.

  Schedules not included above have been omitted because they are not applicable, not material, or the required information is given in the financial statements or notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, NOVA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

                                                 /s/ Edward Grzedzinski
                                          By: _________________________________
                                                    Edward Grzedzinski
                                             Chairman of the Board, President
                                                and Chief Executive Officer

   KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Edward Grzedzinski and Stephen M. Scheppmann, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of NOVA and in the capacities indicated on March 30, 2001.

                 Signature                           Title                 Date
                 ---------                           -----                 ----

 /s/ Edward Grzedzinski                    Director, Chairman of      March 30, 2001
 ________________________________________  the Board, President and
         Edward Grzedzinski                Chief Executive Officer
                                           (Principal Executive
                                           Officer)

 /s/ Stephen M. Scheppmann                 Executive Vice President   March 30, 2001
 ________________________________________  and Chief Financial
        Stephen M. Scheppmann              Officer (Principal
                                           Financial and Accounting
                                           Officer)

 /s/ Charles T. Cannada                    Director                   March 30, 2001
 ________________________________________
         Charles T. Cannada

 /s/ Gregory S. Daily                      Vice Chairman of the       March 30, 2001
 ________________________________________  Board
         Gregory S. Daily

 /s/ Sean T. Erwin                         Director                   March 30, 2001
 ________________________________________
        Sean T. Erwin

 /s/ David M. Ivey                         Director                   March 30, 2001
 ________________________________________
        David M. Ivey

                 Signature                           Title                 Date
                 ---------                           -----                 ----

 /s/ Pamela A. Joseph                      Director and Senior        March 30, 2001
 ________________________________________  Executive Vice President
          Pamela A. Joseph

 /s/ Stephen D. Kane                       Director                   March 30, 2001
 ________________________________________
          Stephen D. Kane

 /s/ Dr. Henry Kressel                     Director                   March 30, 2001
 ________________________________________
         Dr. Henry Kressel

 /s/ Stephen E. Wall                       Director                   March 30, 2001
 ________________________________________
          Stephen E. Wall