Form 10-Q
period 2001-03-31
NOVA CORP \GA\
filed 2001-05-14
CIK 1009918

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          --------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001



                        Commission file number 1-14342
                        ------------------------------

                               NOVA CORPORATION
            (Exact name of registrant as specified in its charter)

             GEORGIA                                             58-2209575
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


One Concourse Parkway,                                             30328
Suite 300, Atlanta, Georgia                                      (Zip Code)
(Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (770) 396-1456

                            --------------------

                               Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                            --------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                           Shares Outstanding as of May 10, 2001
           -----                           -------------------------------------
Common Stock, $.01 par value                         65,650,136 shares

================================================================================

                               NOVA CORPORATION

                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 2001



                               TABLE OF CONTENTS





                                                                        Page No.
                                                                        --------
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets at March 31, 2001
             (unaudited) and December 31, 2000..............................   3
           Condensed Consolidated Statements of Operations (unaudited)
             for the three months ended March 31, 2001 and 2000.............   4
           Condensed Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 2001 and 2000.............   5
           Notes to Condensed Consolidated Financial Statements unaudited)..   6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  11

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................  14

 Item 4.  Submission of Matters to a Vote of Security Holders...............  14

 Item 6.  Exhibits and Reports on Form 8-K..................................  14

          Signatures........................................................  15

                         PART I. FINANCIAL INFORMATION

ITEM 1.

                               NOVA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                                        March 31,    December 31,
                                                                          2001          2000
                                                                       -----------   ------------
                                                                       (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                                              $  20,375      $  46,780
Trade receivables, less allowances of $19,777 and $18,016 at
  March 31, 2001 and December 31, 2000, respectively                     138,479        118,729
Current portion of net investment in leases                                2,914          3,595
Inventory                                                                  3,423          3,012
Income taxes recoverable                                                   9,903         11,197
Deferred income taxes                                                      4,564          4,638
Other current assets                                                      11,829         10,707
                                                                       ---------      ---------
   Total current assets                                                  191,487        198,658

Merchant and customer contracts, net                                     288,973        295,534
Long-term portion of net investment in leases                              6,579         14,073
Property, equipment, and software, net                                    83,866         87,980
Goodwill, net                                                             16,087         15,368
Note receivable                                                           13,295         13,371
Deferred income taxes, net                                                31,620         31,008
Other assets                                                              25,902         22,452
                                                                       ---------      ---------
                                                                       $ 657,809      $ 678,444
                                                                       =========      =========
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable                                                       $  14,636      $  19,514
Accrued liabilities                                                       41,542         43,233
Accrued restructuring, merger and consolidation charges                    9,562         10,984
Short-term borrowings and current maturities of long-term debt             2,115         13,713
                                                                       ---------      ---------
   Total current liabilities                                              67,855         87,444

Long-term debt                                                           223,429        246,556
Minority interest in subsidiaries                                         10,333          8,793

Shareholders' Equity:
Common stock, $.01 par value, 200,000 shares authorized,
 73,667 shares outstanding at March 31, 2001 and December 31, 2000           737            737
Additional paid in capital                                               432,298        432,948
Unearned compensation                                                     (4,597)        (3,437)
Treasury stock, at cost, 8,266 shares at March 31, 2001,
 and 8,459 shares at December 31, 2000                                  (164,233)      (168,350)
Retained earnings                                                         91,987         73,753
                                                                       ---------      ---------
   Total shareholders' equity                                            356,192        335,651
                                                                       ---------      ---------
                                                                       $ 657,809      $ 678,444
                                                                       =========      =========

    See accompanying notes to condensed consolidated financial statements.

                               NOVA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                     Three Months
                                                    Ended March 31,
                                                 --------------------
                                                   2001        2000
                                                 --------    --------
Revenues                                         $370,129    $370,010

Operating expenses:
Cost of service                                   287,121     279,978
Conversion costs                                    1,688       4,001
Selling, general and administrative                25,477      29,968
Depreciation and amortization                      17,802      17,333
                                                 --------    --------
 Total operating expenses                         332,088     331,280
                                                 --------    --------
 Operating income                                  38,041      38,730
Other income (expense):
Interest income                                       691         515
Interest expense                                   (4,935)     (4,598)
Minority interest                                  (4,387)     (4,546)
                                                 --------    --------
 Total other expenses                              (8,631)     (8,629)
                                                 --------    --------
Income before income taxes                         29,410      30,101
Provision for income taxes                         11,176      11,288
                                                 --------    --------
 Net income                                      $ 18,234    $ 18,813
                                                 ========    ========
Income per share:
 Basic earnings per share                        $   0.28    $   0.27
 Diluted earnings per share                      $   0.28    $   0.27

Shares used in per share calculations:
 Weighted average shares - Basic                   65,267      68,929
 Weighted average shares - Diluted                 65,850      70,262


    See accompanying notes to condensed consolidated financial statements.

                               NOVA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)



                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                            -------------------
                                                                                               2001       2000
                                                                                            --------   --------
Cash Flows - Operating Activities:
Net income                                                                                  $ 18,234   $ 18,813
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                           17,802     17,333
      Amortization of unearned compensation                                                      276          -
      Deferred income taxes and income taxes receivable                                         (538)      (180)
      Minority interest                                                                        4,387      4,546

    Changes in assets and liabilities, net of the effects of  business acquisitions:
      Trade receivables                                                                      (19,750)   (12,436)
      Inventory                                                                                 (411)    (2,077)
      Other assets                                                                             1,059     (3,539)
      Accounts payable                                                                        (4,879)     3,571
      Accrued liabilities                                                                     (3,112)     9,797
                                                                                            --------   --------
    Net cash provided by operating activities                                                 13,068     35,828
                                                                                            --------   --------
Cash Flows - Investing Activities:
Purchase of merchant portfolios and customer contracts                                        (3,905)   (17,913)
Amounts released from escrow related to business purchase transactions                             -      8,700
Purchase of property and equipment                                                            (1,878)   (11,213)
Purchase of equipment for leasing                                                             (5,406)    (6,858)
Amounts received on leases                                                                     3,157      5,732
                                                                                            --------   --------
     Net cash used for investing activities                                                   (8,032)   (21,552)
                                                                                            --------   --------
Cash Flows - Financing Activities:
Payments on short-term borrowings, net                                                       (11,500)         -
Payments on long-term debt and capital leases                                                (23,225)   (13,924)
Proceeds from stock options exercised                                                             31      3,084
Distribution of interest to minority partners                                                 (2,647)    (7,394)
Proceeds from sale of finance leases                                                           5,900          -
                                                                                            --------   --------
     Net cash used for financing activities                                                  (31,441)   (18,234)
                                                                                            --------   --------
Net decrease in cash and cash equivalents                                                    (26,405)    (3,958)
Cash and cash equivalents, beginning of  period                                               46,780     32,574
                                                                                            --------   --------
Cash and cash equivalents, end of period                                                    $ 20,375   $ 28,616
                                                                                            ========   ========

    See accompanying notes to condensed consolidated financial statements.

                               NOVA CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of NOVA Corporation ("NOVA" or "the Company") as of the end of and for the periods indicated. These interim condensed consolidated financial statements should be read in conjunction with NOVA's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of costs and expenses in annual cycles require certain estimates in the determination of interim results.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":


                                                        Three Months
                                                       Ended March 31,
                                                      -----------------
(In thousands, except per share amounts)                2001     2000
----------------------------------------              -------   -------
    Net income                                        $18,234   $18,813
                                                      =======   =======
 BASIC:

    Weighted average shares outstanding                65,267    68,929
                                                      =======   =======
    Basic earnings per share                          $  0.28   $  0.27
                                                      =======   =======
 DILUTED:

    Weighted average shares outstanding                65,267    68,929
    Effect of dilutive securities:  Stock options         583     1,333
                                                      -------   -------
    Diluted weighted average shares outstanding        65,850    70,262
                                                      =======   =======
    Diluted earnings per share                        $  0.28   $  0.27
                                                      =======   =======

                               NOVA CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Continued

NOTE 3.  RESTRUCTURING, MERGER AND CONSOLIDATION CHARGES

Restructuring Charge

In the fourth quarter of 2000, NOVA recorded a $10.6 million pre-tax restructuring charge for severance and related termination benefits, lease abandonment costs, and the disposal and write-down of assets. This charge related to management's plan to improve overall business efficiencies and align the cost structure with the existing revenue base by closing two operations centers and eliminating duplicate operational functions. This action resulted in the elimination of approximately 270 positions, primarily management, administrative and operations staff positions. All termination benefits will be paid by the end of the third quarter of 2001. The Company began to vacate the two closed facilities during the fourth quarter of 2000 and completed this activity during the first quarter of 2001. The charge included the estimated unrecoverable future lease obligations for these two facilities and the disposal and write-down of equipment, furniture and fixtures and leasehold improvements that provided no future use or functionality to the Company.

The components and utilization of the restructuring charge are detailed as follows:



                                                                2000        Balance      2001      Balance
                                      Type of        2000     Payments        at       Payments      at
(In thousands)                        Charge        Charges    Applied     12/31/00    Applied     03/31/01
--------------                        -------       -------   --------     --------   --------   ---------
Severance                             Cash          $ 3,240   $(2,033)     $1,207     $  (646)     $  561
Lease abandonment                     Cash            4,236         -       4,236        (373)      3,863
Asset disposal and write-down         Non-cash        3,090    (3,090)          -           -           -
                                                    -------   -------      ------     -------      ------
                                                    $10,566   $(5,123)     $5,443     $(1,019)     $4,424
                                                    =======   =======      ======     =======      ======

Merger and Consolidation Charges

As a result of NOVA's merger with PMT Services, Inc. ("PMT") in 1998, a $90.7 million charge was recorded. This charge was primarily related to direct merger transaction costs, charges associated with the consolidation and closure of PMT's business properties, contract termination costs related to unfavorable third-party processing contracts, and the decision to exit certain of PMT's sales distribution channels. The primary costs associated with the consolidation and closure of facilities include severance resulting from the elimination of overlapping functions (primarily customer service, accounting and administrative, and executive), abandonment losses on facility lease obligations, and the write-down of capital assets to their net realizable value.

Beginning in 1998 and completed during the second quarter of 2000, management executed all parts of the integration and consolidation plan, making refinements as additional facts became available and circumstances changed. During 1999, revisions to the plan, which included decisions to close or downsize additional facilities to further streamline the operating and administrative functions, resulted in the reversal of approximately $6.5 million in charges not needed, and additional charges of approximately $6.7 million were recorded to recognize the costs of executing revised elements of the plan. The net additional charge of $0.2 million was reflected in the operating results for 1999.

                                NOVA CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Continued

The following is a summary of the activity recorded relating to the merger and consolidation charges:



                                                                                1999
                                                                              Reverals   Balance     2001     Balance
                                        Type of         1998       Payments     and         at     Payments      at
(In thousands)                          Charge         Charges     Applied *  Charges    12/31/00   Applied   03/31/01
--------------                          -------        -------     --------- ---------   --------  --------   --------
Direct transaction costs                Cash            $15,515   $(15,756)  $   241      $    -    $   -      $    -
Severance                               Cash             14,050    (10,781)     (558)      2,711      (72)      2,639
Lease abandonment                       Cash              4,658     (4,517)    2,689       2,830     (331)      2,499
Contract termination charges            Cash             35,506    (31,885)   (3,621)          -        -           -
Asset write-down                        Non-cash          7,121     (8,984)    1,863           -        -           -
Costs to exit a distribution channel    Cash/Non-cash    13,870    (13,436)     (434)          -        -           -
                                                        -------   --------   -------      ------    -----      ------
 TOTAL                                                  $90,720   $(85,359)  $   180      $5,541    $(403)     $5,138
                                                        =======   ========   =======      ======    =====      ======

  * For years 1998, 1999 and 2000

Severance

During 1998, management developed and began implementing plans to close PMT's corporate headquarters, as well as downsize certain PMT operating subsidiaries. The total number of employees terminated under this plan was 275. Of these employees, certain executives' severance will be paid over two years. During 1999, management was able to settle termination-related benefits associated with certain executives at amounts less than originally recognized, accounting for substantially all of the $2.1 million reversed in this category. During 1999, plan revisions included the termination of approximately 183 employees, resulting in additional severance charges of $1.6 million. The remaining severance reserve balance at March 31, 2001 of approximately $2.6 million relates to the aforementioned executives whose severance will be fully paid by mid-2001.

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

NOTE 4.  RECENT PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140). SFAS 140 requires a transfer of financial assets and surrender of control over those assets to be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. In addition, SFAS 140 requires certain additional disclosures related to transferred assets. Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Company for 2000 year end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishment of liabilities are effective for transactions occurring after March 31, 2001. The Company does not expect the adoption of this Statement to have a material effect on its financial position or results of operations.

                               NOVA CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) Continued

NOTE 5.  RECENT DEVELOPMENTS

On May 7, 2001, NOVA Corporation announced the execution of a definitive agreement whereby U.S. Bancorp will acquire NOVA in a merger transaction valued at approximately $2.0 billion, payable in a combination of cash and U.S. Bancorp common stock. Under the terms of the agreement, each NOVA shareholder will have the option to elect to receive 1.407 shares of U.S. Bancorp common stock, or $31.00 in cash in exchange for each outstanding share of NOVA common stock, subject to the requirement that 60% of the total outstanding shares of NOVA common stock are exchanged for U.S. Bancorp stock and 40% of the outstanding shares of NOVA common stock are exchanged for cash. The agreement is subject to regulatory and shareholder approval and customary conditions to closing. Management expects that the transaction will be completed during the third quarter 2001; however, there can be no assurances that regulatory or shareholder approval will be received or that conditions to closing will be met.

                               NOVA CORPORATION

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. When used in this report, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions or statements regarding future periods are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to statements about (i) competition within our chosen market segment; (ii) our ability to compete effectively in this particular market segment; (iii) projected future use of general purpose payment cards for consumer transactions; (iv) the advantage provided by our proprietary processing platform and related technology; (v) the impact of current developments and future advances in technology on the transaction processing industry; (vi) the impact of the Internet on the transaction processing industry; (vii) our ability to generate continued growth through our established distribution channels; (viii) the timeline for roll-out of our multi-currency platform through our European joint venture and future enhancements; (ix) our ability to compete in the European market; (x) our expectations regarding future earnings and recoverability of deferred tax assets and (xi) adequacy and availability of capital resources, including cash and cash equivalents and available credit facilities, to support business needs. Such forward-looking statements also include general statements concerning future financial operating results, plans, objective expectations and indications of intent not historical in nature and content. Such statements are based on management's current expectations, and actual results could differ materially.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, which by their nature involve substantial risks and uncertainties beyond the Company's control. Forward-looking statements may also be made in the Company's other reports filed under the Exchange Act, press releases, and other documents, as well as by the Company's management in oral statements. The Company undertakes no obligation to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events, changes to future results over time or the impact of events or circumstances after the date on which such statement is made.

Factors that could affect the Company's business include, but not limited to (i) the strength of the United States economy; (ii) the strength of the European economy; (iii) fluctuations in consumer spending and consumer confidence; (iv) changes in interest rates; (v) the success of our distribution channels in generating internal growth; (vi) the ability to identify and acquire additional merchant portfolios and operating businesses; (vii) the introduction of our multi-currency platform through our European joint venture; (viii) future availability of capital to support business needs; (ix) the outcome of pending or prospective litigation, and (x) the timing, terms, receipt of regulatory and shareholder approvals or satisfaction of conditions to closing of the proposed acquisition of the Company by U.S. Bancorp. New factors emerge from time to time, however, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For a more complete discussion of these and other risk factors, please see the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

NOVA is a leading provider of integrated transaction processing services, related software application products, and value-added services to more than 560,000 merchant locations. The Company provides transaction processing support for all major credit and charge cards and also provides access to debit card processing and check verification services.

Overview of Results of Operations

The following table presents for the periods indicated the percentage of revenues represented by certain line items in NOVA's condensed consolidated statements of operations, as well as the percentage increase/(decrease) of such items from period to period:



                                              Three Months Ended
                                                March 31, 2001
                                              ------------------    Increase/
                                                 2001     2000      (Decrease)
                                              --------- --------    ----------
Revenues                                        100.0 %  100.0 %        0.0 %
Cost of service                                  77.6     75.6          2.5
Conversion costs                                  0.4      1.1        (57.5)
Selling, general and administrative               6.9      8.1        (15.0)
Depreciation and amortization                     4.8      4.7          2.9
                                                -----    -----
Total operating expenses                         89.7     89.5          0.2
                                                -----    -----
Operating income                                 10.3     10.5         (1.8)
Interest income                                   0.2      0.1         34.2
Interest expense                                 (1.3)    (1.2)         2.4
Minority interest                                (1.2)    (1.3)        (2.2)
                                                -----    -----
Income before income taxes                        8.0      8.1         (2.3)
Provision for income taxes                        3.0      3.0         (0.9)
                                                -----    -----
Net income                                        5.0 %    5.1 %       (3.2)%
                                                =====    =====

Revenues

NOVA's revenues of $370.1 million for the three months ended March 31, 2001 were unchanged compared to $370.0 million for the three months ended March 31, 2000. NOVA's core business distribution channels of banks, associations, and member service providers ("MSPs") signed during the later part of 2000 contributed processing volume growth of approximately 10.5%, and revenue growth of 8.0%. This growth was reduced by processing volume decreases of approximately 29.0% and associated revenue declines of 35.4% related to the portfolio acquired from PMT. The volume and revenue declines in the PMT portfolios was directly related to the large amount of attrition and the associated pricing compression experienced as a result of price adjustments necessary to retain merchant customers. The net volume increase of approximately 2.8% yielded flat revenues, as the pricing compression offset the volume increase.

Cost of Service

Cost of service increased 2.5% to $287.1 million for the quarter ended March 31, 2001 compared to $280.0 million for the quarter ended March 31, 2000. The increase was due to the rise in volume of $389.0 million or 2.8%, for the three months ended March 31, 2001. Gross margin of 22.4% for the three months ended March 31, 2001 decreased from 24.4% reported for the three months ended March 31, 2000. The decrease was primarily driven by the aforementioned pricing compression and the interchange component of cost of service directly tied to the increased transaction processing volume.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

Conversion Costs

Conversion costs decreased 57.5% to $1.7 million for the three months ended March 31, 2001 compared to $4.0 million for the three months ended March 31, 2000. During the first quarter 2000, the Company incurred substantial costs in connection with the conversion of the PMT portfolios. As this conversion was largely completed during 2000, the Company experienced a reduction in conversion costs during the first quarter of 2001 compared to the same quarter of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $25.5 million for the three months ended March 31, 2001 decreased 15.0% compared to $30.0 million for the same period in 2000. As a percentage of revenue, selling, general and administrative expenses declined to 6.9% for the quarter ended March 31, 2001, compared to 8.1% for the same period last year. The reduction was related to
(i) the completion of the revised 1999 merger and consolidation actions including workforce reductions and the closure of two PMT operations centers, and (ii) the restructuring actions taken during the fourth quarter of 2000, including the planned workforce reduction and closure of two additional operations centers.

Depreciation and Amortization

Depreciation and amortization increased 2.9% to $17.8 million for the three months ended March 31, 2001, compared to $17.3 million for the three months ended March 31, 2000. The expense increase was primarily related to technology platform enhancements placed in service in late 2000.

Operating Income

For the aforementioned reasons, operating income for the three months ended March 31, 2001 decreased slightly by $0.7 million, or 1.8%, to $38.0 million from prior year results of $38.7 million.

Interest Income and Expense

Interest income increased approximately $0.2 million to $0.7 million, for the three months ended March 31, 2001 compared to the same period in 2000. Interest expense increased approximately $0.3 million for the three months ended March 31, 2001 to $4.9 million, compared to $4.6 million in the three months ended March 31, 2000. The increase was driven by higher average outstanding debt of approximately $48.7 million directly related to the repurchase of approximately
4.9 million shares of NOVA common stock during the later part of 2000.

Minority Interest

Minority interest expense of $4.4 million for the three months ended March 31, 2001 was flat compared to the $4.5 million reported from the prior year.

Income Taxes

Income tax expense was $11.2 million (38.0% effective rate) for the three months ended March 31, 2001 compared to $11.3 million (37.5% effective rate) for the same period in 2000. The 0.5% increase in the effective rate was attributed to the increase in non-deductible expenses, primarily intangible assets.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - continued

Net Income

Due to the factors discussed above, net income decreased to $18.2 million for the three months ended March 31, 2001 compared to $18.8 million for the three months ended March 31, 2000. Earnings per share of $0.28 for the three months ended March 31, 2001 compared to $0.27 for the three months ended March 31, 2000. The increase in earnings per share was driven by the reduction in weighted average shares outstanding as a result of the Company's share repurchases in late 2000 and the reduction in the dilutive effect of outstanding stock options.

Liquidity and Capital Resources

The Company's primary uses of its capital resources include purchases of merchant portfolios, investment in joint ventures, capital expenditures, share repurchases, purchases of equipment for leasing, and working capital requirements.

Net cash provided by operating activities was $13.1 million for the three months ended March 31, 2001 compared to $35.8 million for the same period in the prior year. Cash flow was produced primarily from net income and the non-cash expenses of depreciation and amortization offset by increases in working capital. The increase in working capital amounts were primarily effected by the timing of trade receivable collections for the three months ended March 31, 2001 compared to the same period in 2000.

Investing activities used a net $8.0 million for the three months ended March 31, 2001 as compared to $21.6 million for the three months ended March 31, 2000. The decrease was attributed to substantially lower cash requirements for merchant portfolio and customer contract purchases and capital expenditures.

Financing activities used a net $31.4 million during the three months ended March 31, 2001, compared to $18.2 million for the same period in 2000. Reductions in outstanding debt were the primary uses of cash.

As of March 31, 2001, NOVA had available a $250.0 million credit facility. At March 31, 2001, approximately $223.0 million in borrowings were outstanding under the credit facility. NOVA terminated a $50.0 million bridge facility on March 27, 2001.

NOVA typically has relatively low working capital requirements because discount fees charged to merchants are collected in an average of forty-five days, while normal vendor payables are paid in an average of thirty days or longer. However, acquisition activity may cause variations in working capital due to duplicative operating costs during the conversion period and the timing of the payment of expenses and collection of receivables from the former processor during the transition period. Because of the seasonality of NOVA's business, capital requirements may fluctuate throughout the year.

At March 31, 2001, the Company had cash and cash equivalents of $20.4 million. NOVA believes its existing cash and cash equivalents, cash generated from operations, and available credit facility are sufficient to fund future merchant and customer contract purchases and capital investments, and working capital requirements for at least the next twelve months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit
  Number                             Description
  -------                           ------------
  *10.46 - Indenture dated as of June 1, 2000 by and among Ladco Financial
           Group, as Servicer, Ladco Funding Corp. VII, as Issuer, and Norwest Bank Minnesota, National Association, as Indenture Trustee and Back-up Servicer*
   10.47 - Lease Acquisition Agreement dated as of June 1, 2000 by and between Ladco Financial Group and Ladco Funding Corp. VI
   10.48 - Receivables Purchase Agreement dated as of June 1, 2000 by and between Ladco Funding Corp. VI and Ladco Funding Corp. VII
   10.49 - Servicing Agreement dated as of June 1, 2000 by and among Ladco Financial Group, as Servicer, Ladco Funding Corp. VI, Ladco Funding Corp. VII, as Issuer, and Norwest Bank Minnesota, National Association, as Indenture Trustee and Back-up Servicer
   10.50 - Employment Agreement, effective as of February 22, 2001, between the Registrant and Edward Grzedzinski
   10.51 - Employment Agreement, effective as of February 22, 2001, between the Registrant and Pamela A. Joseph
   10.52 - Employment Agreement, effective as of February 22, 2001, between the Registrant and Steve M. Scheppmann
   10.53 - Employment Agreement, effective as of February 22, 2001, between the Registrant and Cherie M. Fuzzell
__________
   * Confidential treatment pursuant to 17 CFR Section 240.24b-2 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

(b)  Reports on Form 8-K
     The Company did not file any Current Report(s) on Form 8-K during the quarter ended March 31, 2001.

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

                                    NOVA CORPORATION
                                    (Registrant)

                                    By: /s/ Stephen M. Scheppmann
                                    -----------------------------
                                    Stephen M. Scheppman
May 11, 2001                        Chief Financial Officer
                                    (Principal Accounting Officer)