Form 10-Q/A
period 2001-03-31
NOVA CORP \GA\
filed 2001-10-10
CIK 1009918

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

                 For the Quarterly Period Ended March 31, 2001
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________
                        Commission file number 1-14342
                        ------------------------------
                               NOVA CORPORATION
            (Exact name of registrant as specified in its charter)

                  GEORGIA                                58-2209575
                  -------                               -------------
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
             or Organization)                      Identification Number)

           ONE CONCOURSE PARKWAY
                 SUITE 300
             ATLANTA, GEORGIA                               30328
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

                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Class              Shares Outstanding as of October 2, 2001
  -----              ----------------------------------------
     Common Stock, $.01 par value        None*

* NOVA Corporation merged with and into U.S. Bancorp effective July 24, 2001.
===========================================================================

                          PART II.--OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      Exhibit No.                                   Description of Exhibit
   -----------------                                ----------------------
         10.46 Indenture dated as of June 1, 2000 by and among Ladco Financial Group, as Servicer, Ladco Funding Corp. VII, as Issuer, and Norwest Bank Minnesota, National Association, as Indenture Trustee and Back-Up Servicer.

         *10.47 Lease Acquisition Agreement dated as of June 1, 2000 by and between Ladco Financial Group and Ladco Funding Corp. VI.

         *10.48 Receivables Purchase Agreement dated as of June 1, 2000 by and between Ladco Funding Corp. VI and Ladco Funding Corp. VII.

         *10.49 Servicing Agreement dated as of June 1, 2000 by and among Ladco Financial Group, as Servicer, Ladco Funding Corp. VI, Ladco Funding Corp. VII, as Issuer, and Norwest Bank Minnesota, National As sociation, as Indenture Trustee and Back-Up Servicer.

         *10.50 Employment Agreement, effective as of February 22, 2001, between the Registrant and Edward Grzedzinski.

         *10.51 Employment Agreement, effective as of February 22, 2001, between the Registrant and Pamela A. Joseph.

         *10.52 Employment Agreement, effective as of February 22, 2001, between the Registrant and Steve M. Scheppmann.

         *10.53 Employment Agreement, effective as of February 22, 2001, between the Registrant and Cherie M. Fuzzell.

   -----------------

 * Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-14342, and incorporated by reference herein.

(b)  Reports on Form 8-K

The Company did not file any Current Report (s) on Form 8-K during the quarter ended March 31, 2001.

                         FORM 10-Q/A - Amendment No. 1
                               NOVA CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NOVA CORPORATION
                                              (Registrant)


Date: October 2, 2001                         By: /s/  Stephen M. Scheppmann
                                                  ---------------------------

                                                  Stephen M. Scheppmann
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)